Form 10KSB
period 1999-12-31
SOFTWALL EQUIPMENT CORP
filed 2000-04-19
CIK 1082562

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT OF 1934

     For the transition period from                     to            .

                     Commission File No.  0001082562

                      SOFTWALL EQUIPMENT CORPORATION
          (Exact name of Registrant as specified in its charter)

                        UTAH                           87-0624752
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

                    11602 COLCHESTER DRIVE SANDY UT 84092
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 572-4724

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X ] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.    [ X  ]

Revenue for the year ended 1999:   $0.

Based upon the closing price of the registrant's Common Stock as of April 10, 2000 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $0.

As of April 10, 2000 the number of shares outstanding of the Registrant's Common Stock was 14,135,000. Documents incorporated by reference: Not applicable.

                             TABLE OF CONTENTS

                                                       PAGE

PART I

     Item 1.    Description of Business                                      3
     Item 2.    Description of Properties                                    4
     Item 3.    Legal Proceedings                                            4
     Item 4.    Submission of Matters to a Vote of Security Holders          4

PART II
     Item 5.    Market for Common Equity and Related                       5

              Stockholder Matters
     Item 6.    Management's Discussion and Analysis or Plan of
                Operations                                                 5
     Item 7.    Financial Statements                                       7
     Item 8.    Changes in and Disagreements with Accountants             16
                    On Accounting and Financial Disclosure

PART III

     Item  9.   Directors, Executive Officers, Promoters and Control
                Persons;
                Compliance with Section 16(a) of the Exchange Act.       16
     Item 10.  Executive Compensation                                    16
     Item 11.  Security Ownership of Certain Beneficial Owners and       18
               Management
     Item 12.  Certain Relationships and Related Transactions            18

PART IV

           Item 13.  Exhibits and Reports on Form 8-K                     19











                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          CORPORATE HISTORY

          The Company was formed under the laws of the State of Utah on
October 5, 1998, for the purpose of engaging in the research, development and manufacture of mining equipment. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. The Company maintains its principal place of business at 11602 Colchester Drive, Sandy, Utah, 84092 and the Company's telephone number is (801) 572-4724.
One of the express reasons for the founding of the Company is to develop and market the Softwall System. The Softwall System was invented by Randall Peterson, an officer and director of the Company, to adapt the methods of longwall mining to the conditions found in shallow, soft ore deposits such as those found in the phosphatic clays of North Central Florida. Peterson invented the system while acting as a consultant for IMC- Agrico Company's Technology Development Group in Mulberry, Florida and has a patent pending on
the system.   He has granted the rights to exploit the Softwall System to the
Company, although the extent of Peterson's rights to the system are subject to certain restrictions. The patent for the softwall invention is pending however a Notice of Allowance was issued on Jan 4, 2000 from the US Patent and Trademark Office. Peterson has assigned his rights to the softwall patent to IMC Agrico but the assignment is subject to IMC Agrico's consummation of a License Agreement. The terms of this agreement are stipulated in a Letter of Intent
LOA between Peterson and IMC Agrico dated February 9, 1999.  Essentially the
LOA stipulates that in lieu of payment for the invention Peterson will be granted exclusive rights to the softwall technology for non-phosphate applications worldwide and that IMC Agrico will retain an overiding royalty of
12.5 % on royalties received by Peterson. Peterson retains the proceeds from manufacturing and sales.

Peterson is also the inventor of the SACUM Conveyor Invention which has been awarded US Patent 5,997,101. Peterson has assigned his ownership of this patent to Softwall Equipment Corporation. This is an extendible conveyor system which travels on a roof mounted monorail which is mounted to the mine roof. It has application for coal and hard rock and any other underground mining which can use a roof mounted conveyor.


          BUSINESS OF THE COMPANY

          The Company was formed for the purpose of research, development, manufacture and marketing of mining and excavation equipment. Peterson is the inventor of certain mining technology and has granted his rights to develop and exploit such to the Company.

The company was formed in October 1998 and the last quarter of that year was largely spent getting organized. During this time however, Peterson began Mechanical Engineering Design and a Bench scale Prototyping work of the softwall system involving Brigham Young University's College of Technology through its Capstone Program in partnership with IMC Agrico. On April 22, 1999 a bench model of the softwall system was complete and partially tested in
industrial sand.   Non fatal flaws were found  in the softwall concept from
the initial testing and mechanical design review at BYU.

The results of this testing revealed areas needing improvement in the hydraulic and mining water systems. In June and July 1999 the Company entered into a joint venture agreements with IMC Agrico to continue testing of the bench scale prototype and to build a second prototype the following year at BYU. To date the second year of Capstone prototyping is 95% complete and is scheduled for testing on April 19,2000 at the end of the school year. Several improvements and simplifications have been made to the new prototype some of which may be the subject of additional patent applications. Description of the improvements were published establish origination.

In December 1999 Peterson was awarded a US patent for his Surface Assisted Continuous Underground Mining (SACUM) Conveyor Invention. Another Capstone team at BYU has prepared a mechanical engineering review of the SACUM system and constructed a 5 ft section of the SACUM conveyor along with monorail and tram drive systems.

The Company is presently in the process of application for DOE funding for a commercial test demonstration for both the Softwall and SACUM systems and has 2 mining companies, one manufacturing company two major universities and an experiment station who have expressed an interest in participating in the project. Other future funding may come from equity offerings or from loans. The Company may obtain a mineral lease or ownership interest in a mine to demonstrate the technology.

Intertec publications has published one article about SACUM and has agreed to publish one more during the summer of 2000. The Company has purchased booth space at the Mine Expo 2000 to be held in Las Vegas Nevada in October 2000. This is the biggest mining show in the world and only held once every 4 years.


ITEM 2.  PROPERTIES

     The office of the Company is currently in the home of Randall Peterson, the President.


ITEM 3.  LEGAL PROCEEDINGS

     No member of Management or control person of the Company has, in the past five years, been involved in any of the following events:
  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
     (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses.
     (3) being subject to an order, judgement or decree not subsequently reversed, suspended or vacated or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
     (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement as not been reversed, suspended or vacated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     During the year the stockholders approved a 5 for 1 split of its common shares.




                                  PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     .                                  HIGH            LOW

     1999 CALENDAR PERIOD:

     1st Quarter                         -              -

     2nd Quarter                         -              -

     3rd Quarter                         -              -

     4th Quarter                         -              -

     2000 CALENDAR PERIOD:

     1st Quarter                         -              -

     As of April 10, 2000, there were 65 stockholders of record.




ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     During 1999, the Company raised $30,000 in a private placement which provided enough funds for only minimal operations. The Company expended approximately $23,000 for legal fees, patent applications fees, and acquisition costs to secure the patent on the SACUM (Surface Assisted Continuous Underground Mining Conveyor). Other that the patent costs, the Company maintained minimal corporate activity and expended funds in general and administrative expenses, mostly professional fees, consulting fees, and
office expense.      The Company reported a net loss of $(33,765) as compared
to a loss for the three months of 1998 of $(150). The Company had no revenue for any time period and expects no income in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

     In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has contributed his professional time on its behalf as it has been available. Peterson has done this with the expectation that at some point in the future the Company will have the funds to pay him for his professional time at rates reasonable for a person with his education and experience in either stock or cash or a combination of the two. Peterson has been careful to not incur company expenses when there have not been sufficient funds to cover them.
He has done this by operating the company business from his consulting office in his home. Again he expects that eventually the company will be in a position where it can pay him a reasonable fee for the use of his office.

     IMC Agrico has donnated funds to BYU for the continuing development of the technology and Peterson has contributed his professional time to that as well.

     Listed in order of priority, future capital funding will come from government grants, debt financing, and additional offerings. Peterson intends to combine his consulting practice as part of the company when the company is in a financial position to pay him a salary.

     Once the technology is fully tested and demonstrated to the mining industry and as opportunities allow, the Company may enter into a long term joint venture with an existing manufacturing company already established in the mining industry or with an existing mining company or that it may acquire mineral properties or leases of its own to operate at a profit.




































ITEM 7.  FINANCIAL STATEMENTS

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants

Balance Sheet as of December 31, 1999.

Statement of Operations - For the years ended December 31, 1999 and December 31, 1998 and for the period from October 5, 1998 to December 31, 1999.

Statement of Stockholders' Equity - For the period from October 5, 1998 to December 31, 1999.

Statement of Cash Flows - For the years ended December31, 1999 and December 31, 1998 and for the period from October 5, 1998 to December 31, 1999.

Notes to Financial Statements

(a)(2) FINANCIAL STATEMENTS SCHEDULES. The following financial statement schedules are included as part of this report:

     None












                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Softwall Equipment Corporation



We have audited the accompanying Balance Sheet of Softwall Equipment Corporation(a Utah Corporation) (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softwall Equipment Corporation at December 31, 1999, and the results of its operations and cash flows for the years 1999 and 1998 in conformity with generally accepted accounting principles.


Crouch, Bierwolf & Chisholm
April 5, 2000


                 Softwall Equipment Corporation
                          Balance Sheet

                             ASSETS
                                                 December 31,
                                                   1999
CURRENT ASSETS
   Cash (Note 1)                                   $     3,222

       Total Current Assets                              3,222

PROPERTY AND EQUIPMENT (net) (Note 3)                   11,979

OTHER ASSETS
Patent (Note 4)                                          8,511

TOTAL ASSETS                                       $    23,712

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses            $    7,541
   Interest payable                                        197
   Taxes payable (Note 1)                                  100
   Note payable (Note 6)                                 6,329

        Total Current Liabilities                       14,167


STOCKHOLDERS' EQUITY
   Common stock, authorized 50,000,000
   shares of $.001 par value, issued and
   outstanding 14,135,000, respectively                 14,135
   Capital in excess of par value                       29,325
   Retained (Deficit) Accumulated During
      Development Stage                                (33,915)

        Total Stockholders' Equity                       9,545

        Total Liabilities and Stockholders' Equity              $23,712







 The accompanying notes are an integral part of these financial statements
                      Softwall Equipment Corporation
                       (A Development Stage Company)
                         Statements of Operations

                                          For the period
                             For the Year        For the Year   from October 5,
                           Ended               Ended          1998 (inception)
                             December 31,       December 31,   to December 31,
                                     1999                  1998
    1999

REVENUE                       $    -    $    -     $    -

EXPENSES

     General & Administrative  30,692  50         30,742
     Depreciation                        2,776    -            2,776
     Interest expense                    197      -            197

            Total Expenses     33,665  50         33,715

Income (Loss) Before Taxes    (33,665) (50)        (33,715)

Taxes (Note 3)                    100             100         200

INCOME (LOSS)                $   (33,765)         $     (150)  $(33,915)

Loss Per Common Share        $               .004  $         -

Weighted Average Number of Shares        9,626,666      8,125,000


















 The accompanying notes are an integral part of these financial statements
                      Softwall Equipment Corporation
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
        For the Period October 5, 1998 (inception) to December 31, 1999


                                                         Deficit
                                                    Accumulated
                                                    Additional
                 During the
                                           Common Stock
paid-in       Development
                                          Shares              Amount
capital                                        Stage
Inception at October 5, 1998     -        $-       $-       $-

Shares issued for Equipment and Cash at
   $.0016 per share              8,125,000 8,125 5,075    -

Net Loss, December 31, 1998                 -    -    -        (150)

Balance, December 31, 1998               8,125,000        8,125
5,075                                        (150)

Shares issued for Cash at $.03 per share 1,000,000   1,000  29,000  -

Less: Offering costs                -    -      (4,750)   -

Shares issued for Patent         5,010,000 5,010 -        -

Net Loss, December 31, 1999         -    -      -         (33,765)

Balance, December 31, 1999       14,135,000     $       14,135     $
29,325      $                   (33,915)






















   The accompanying notes are an integral part of these financial statements
                      Softwall Equipment Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows


                                                            For the period
                             For the Year     For the Year  from October 5,
                               Ended            Ended       1998 (inception)
                              December 31,    December 31,   to December 31,
                                 1999            1998
CASH FLOWS FROM OPERATING
     ACTIVITIES:
  Net(Loss)                   $(33,765)    $  (150) $(33,915)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization     2,776        -         2,776
     Stock for Services/Expenses       5,010       -          5,010
  Increase (Decrease) in accounts payable
     and accrued expenses                     7,738               100
7,838
  Total                       (18,241)  (50)       (18,291)

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of fixed assets     (1,755)      -         (1,755)
     Purchase of patent         (8,511)      -         (8,511)
                      (10,266)                     (10,266)

CASH FLOWS FROM FINANCING
  ACTIVITIES
     Cash from Stock Sales       25,250         200     25,450
     Cash from No                   6,329         -              6,32

                        31,579                     31,779

INCREASE (DECREASE) IN CASH      3,072        3,222
CASH - beginning of period         150  -          -

CASH -end of period $         3,222      $                150    $    3,222

Supplementary Cash Flow Information
Cash Paid for:
  Interest                    $   -     $-         $-
  Taxes                       $     100 $-         $100
Stock Issued for Fixed Assets                         $                -    $
 13,000                            $13,000








The accompanying notes are an integral part of these financial statements
                    Softwall Equipment Corporation
                   Notes to the Financial Statements
                           December 31, 1999

NOTE 1 - Summary of Significant Accounting Policies

  a.  Organization

        Softwall Equipment Corporation (the "Company") was incorporated under the laws of the State of Utah on October 5, 1998 for the purpose of manufacturing mining equipment. The Company has yet to begin operations and
generate   revenue.

         The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7

  b.  Accounting Method

      The Company recognizes income and expense on the accrual basis of accounting.

  c.  Earnings (Loss) Per Share

      The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.


  d.  Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

  e.  Provision for Income Taxes

       The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" for the current fiscal year.

  Statement of Financial Accounting Standards No. 109 "Accounting for Income
taxes" requires an asset and liability   approach for financial accounting
and reporting for income tax purposes.  This statement recognizes (a) the
amount of   taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

  Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences for the current year accordingly, no deferred tax liabilities have been recognized.

       No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $30,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

     Deferred tax assets and the valuation account at December 31, 1998 is as follows:

   Deferred tax asset:
      NOL carryforward                  $        6,000
      Valuation allowance               $       (6,000)
      Total                             $             -

  The Company has accrued minimum state income taxes for the period ending December 31, 1999.


                      Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1999

NOTE 1 - Summary of Significant Accounting Policies (continued)

    f.  Use of Estimates in the Preparation of Financial Statements

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the time of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve reliance on management's estimates.

NOTE 2 - Development Stage Company

      The Company is a development stage company as defined in Financial Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

NOTE 3 - Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred.

  Property, Plant and Equipment consist of the following:
                                                   December 31,
                                             1999                   1998

  Computer                              $        1,755        $            -

  Vehicle                                            13,000         13,000
       Total property, plant and equipment            14,755        13,000
       Less: accumulated depreciation               (2,776)            -
       Net Property, Plant and Equipment     $      11,979   $      13,000

       Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $2,776 for 1999.

NOTE 4 - Patent

       The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The Sacum patent will be amortized over 15 years, commencing in the year it becomes operational.


                      Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1999

NOTE 5 - Related Party Transactions

       The Company's President, and Chairman of the board, Randall Peterson, contributed a vehicle at his cost of $13,000 and $200 cash to the Company for 8,125,000 shares of the Company's common stock.

       The Company's Vice President, and Director, Roger Brockbank, sold his 1/2 interest in a patent to the Company for $14,700.

       The Company's President, and Chairman of the board, Randall Peterson, contributed 1/2 interest in a patent at his cost of $5,010 to the Company for 5,010,000 shares of common stock.

       Morning Star Investments, a shareholder in the Company, loaned the Company $6,329 during the period ended December 31, 1999. The Company has not made any payments toward the loan. The note is interest bearing at 7% per annum and is payable on demand. The principal and accrued interest balance at December 31, 1999 is $6,526. Interest expense for 1999 is $197.


NOTE 6 - Note Payable  Related Party

      Notes payable - related party are as follows:

     Note payable to Morning Star Investments,
     a shareholder of the Company, accruing
     interest at a rate of 7% per year, payable on
     demand, unsecured                                                 6,329

     Total Notes Payable - Related Party                         $     6,329


NOTE 7 - Common Stock Transactions

         During the year, the Company sold 1,000,000 shares of common stock in a private placement at $.03 per share ($30,000).

   During the year, the stockholders of the Company approved a 5 for 1 forward split of its common stock. The financial statements have been restated to reflect the forward split.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

NONE.
                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of April 12, 2000

Name                                  Age            Office with the Company

Randall D. Peterson                45             President/Director
11602 Colchester Drive
Sandy, Utah 84092

Roger Brockbank                    51             Vice President/Director
5984 South 900 East
Salt Lake City, Utah

Sally W. Peterson                  37             Secretary/Treasurer/Director
11602 Colchester Drive
Sandy, Utah 84092

RANDALL PETERSON is 45 years of age and is President, CEO and a Director of the Company and has over 19 years of experience in working for mining companies in underground coal and trona and surface mental mining. From
1997 to the present day he has acted as Managing Director/ Engineer and principal consultant to South East International fo Camden Australia and Salt
Lake City, Utah, and as an independent mining consultant.   He has provided
consulting services during this time period to numerous companies including Shell Coal of Brisbane, Australia; Allied Bellambi Colleries, Wollongong, Australia; Savage Togara North of Brisbane, Qld, Australia; IMC Agrico Technology Development Group, Mulberry, Florida' Wyoming and West
Virginia Mining Company, Rock Springs, Wyoming, in addition to Union Pacific Resources of Texas. His consultation services for the foregoing companies covered a wide range including such things as evaluations of mining methods and options, mining training services, mine plan and project evaluations. And economic feasibility evaluations and mine care and maintenance. From 1995 through 1997, Peterson was project manager for NorWest Mines Services, Inc., Salt Lake City, Utah where he acted as project manager, coordinator, engineer and consultant for a wide variety of underground mine design, improvement, feasibility evaluation projects. These projects involved numerous mining ventures throughout the world. He was also contracted temporarily as an Instructor for the University of Utah where he taught senior level design courses for the Department of Mining and Engineering. From 1990 through 1995, Peterson acted as Superintendent of Mine Engineering for General Chemical Soda Ash Partners in Green River Wyoming. His position included acting as Mine Manager on weekends; management of 2-8 man engineering department; mine planning, technical and design support services for underground operations; planning,coordination and supervision of a new mine shaft construction, among other responsibilities. From 1989 to 1990, he was Chief Engineer and Technical Services Manager for Sunnyside Mines, Sunnyside, Utah and from 1988-1989, he was a mine shift supervisor for Barneys Canyon Mine, Kennecott Gold, Bingham, Utah. He was a project engineer for the Twentymile Park Project, Getty Mining Company in Salt Lake from 1983-1985. Peterson was Mine Engineer fro Plateau Mining Company, a subsidiary of Getty Mining Company, in Price, Utah, from 1981 through 1983 and from 1979 through 1981 he was a section foreman and mine engineer for Hawks Nest Mines. Western Slope Carbon (a subsidiary of Northwest Pipeline Corporation fo Somerset, Colorado).

     Peterson's education includes a Master of Science in Mining Engineering
from the University of Utah in   1988 .  He also received a Master of
Business Administration from the University of Utah in 1988 and is a memberof the Beta Gamma Sigma Honor Society for Collegiate Schools of Business. He received his Bachelors of Science in Mining Engineering from that same university in 1979 and has completed continuing education courses at Wester Wyoming Community College in Auto CAD in 1993. He is a Registered Professional Engineer in Utah, Colorado and Wyoming. He is a certified MSHA Instructor and a certified Mine Foreman for Underground Coal in Colorado, Utah and Wyoming; and a Certified Underground Trona Foreman in Wyoming.

     Peterson has been published on numerous occasions since 1988 and the author of Softwall Mining - New Mining Technology for Mining Phosphatic Clay Beds and other deposits in soft shallow conditions, which was presented at the mechanical mining session of the SME/AIME Annual Convention in Orlando, Florida USA in March 1998. He is also the inventor of several mining innovations including two which have been awarded US patents and one with patent pending US and International patents pending: the Surface Assisted Underground Mining Method for Coal and Hard Strata-bound Rock Deposits and the Softwall Mining Process for Phosphatic Clays, and one which has been awarded a patent, a wall-to -wall mining method for surface mining transition to longwall.

     SALLY PETERSON - 37, is the Company's Secretary/Treasurer and a director. Although Sally Peterson currently is a homemaker, and has not been employed since 1990, she was a kindergarten teacher from 1987 through 1990 at Uintah Elementary School, in Salt Lake City, Utah. In 1986, she worked as a clerk for Mountain Fuel Supply Company, in Salt Lake City. From 1979 through 1983, Mrs. Peterson was insurance rater/underwriter for American National General Agencies also in Salt Lake City, Utah. Mrs. Peterson has a Bachelor of Science in Elementary Education from the University of Utah which she received in 1986. She has also completed continuing education and training associated with her field in 1989 and 1998.

     ROGER BROCKBANK - 50, is a director of the Company with a great deal of
experience in real estate development.   From1997 to the present date, he is
building a 10,000 square foot office space and a 10,500 foot strip center along with a 13 lot Industrial Subdivision in Lindon, Utah. From 1996-97 he built an 11,000 square foot strip center in Riverton, Utah which is now leased. He also developed 54 lots in Tooele that have sold out and purchased and 18,000 square foot building in Tooele which is now 80% leased. During
1994 and 1995, Mr. Brockbank developed 36 lots in Riverton, and 32 lots in Murray all of which have sold out. From 1987 through 1990, he remodeled and sold 15 homes on the open market and bought 30 apartments which he sold as condos. Mr. Brockbank managed and did tenant improvements at a shopping center at 90th South Redwood Road from 1984- 1987; and he also did the same for a 50 unit apartment building and other commercial space, and developed 20 lots during that time period. In 1980 through 1984, Roger Brockbank developed 30 lots and built 15 homes. From 1969 having completed a mission for the LDS Church, Roger Brockbank owned and ran a painting business and completed a multitude of building projects. He attended d Brigham Young University for 3 1/2 years. Roger Brockbank is a licensed general contractor doing business as R.B. Construction.

COMMITTEES

     None

ITEM 10.  EXECUTIVE COMPENSATION.

     No officer and directors of the Company has received ANY Compensation, either directly or indirectly, including benefits in the past twelve months.
 There are no formal employment contracts in effect which would result in any of the officers or directors, including the CEO, receiving any compensation. However, the Company does intend to compensate Mr. Randall Peterson for consulting services rendered to the Company during the next twelve months and thereafter. As of this date, Peterson anticipates expending approximately 30% of his time in consulting services to the Company in the first 12 months of operation. Accordingly, the Company will compensate Peterson at a rate which is yet to be negotiated but will likely be what is fair and standard in the industry for and individual with Peterson's expertise and experience. In addition Peterson will be allowed the use of the Company's vehicle. However, Peterson may be required to take compensation in the from of stock, or stock options, or , the Company may be required to execute a promissory note in favor of Peterson in lieu of wages. The company has reached no understanding
with Peterson as of this date regarding compensation.   In addition, the
Company has and will continue to allow Peterson to utilize the Company's vehicle for conduction Company business and otherwise.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of April 12, 2000, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding. Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.


NAME & ADDRESS OF             AMOUNT & NATURE OFBENEFICIAL OWNERSPERCENT
BENEFICIAL OWNERS                              OF CLASS


Randall Peterson                     12,401,260   87.73

(President, CEO, Director)



Roger Brockbank                         519,000     3.67

(Vice-President, Director)



Sally Peterson                       12,401,260   87.73

(Treasurer, Director)





TOTAL SHARES                         12,920,260  91.40





ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Randall Peterson, the President, CEO, and a director of the Company, who is also the inventor of the Softwall System is the husband of Sally Peterson. Ad director and the Company's Secretary/Treasurer. Roger Brockbank is a second cousin to Randall Peterson.

     Due to the closely held nature of the Company, it has engaged in certain transactions with its officers, directors, principal shareholder and affiliates. The Company believes that each of the transactions described below was entered into on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be reviewed and passed upon by the Board of Directors.



                                  PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit Number         Description of Documents



 23                 Consent of  Independent Auditors.

(B)  Reports on Form 8-K

          None.








SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SOFTWALL EQUIPMENT CORPORATION
                                         Dated

Dated:                                  By:   /s/ Randall Peterson
04/14/00
                                              Director

                                            /s/ Roger Brockbank
04/14/00
                                         Director

                                            /s/ Sally Peterson
04/14/00
                                         Director











We hereby consent to the use of our audit report of Softwall Equipment Corp. dated April 5, 2000 for the year ended December 31, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
April 14 , 2000