Form 10QSB
period 2000-03-31
SOFTWALL EQUIPMENT CORP
filed 2000-05-31
CIK 1082562

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

              Commission File Number      0001082562


                       SOFTWALL EQUIPMENT CORPORATION
        (Exact name of registrant as specified in its charter)


               UTAH                             87-06254752
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                        11602 Colchester Drive
                           SANDY, UTAH 84092
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 572-4724



             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                          Yes  X    No

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X    No


                            14,135,000
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of May 10, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from December 31, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.









To the Board of Directors and Stockholders of Softwall Equipment Corporation
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Softwall Equipment Corporation as of March 31, 2000 and the related income and cash flow
statements for the three month period then ended.   These financial
statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for the year then ended; and in our report dated April 5, 2000, we expressed an unqualified opinion on those financial statements.

The accompanying statements of operations and cash flows for the period ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion on them.



Crouch, Bierwolf & Chisholm
May 19, 2000




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                            Balance Sheets

                                ASSETS

                                                  March 31,       December 31,
Current Assets
      Cash
                                                    2000           1999
Accounts receivable


Total Current Assets

                                         (Reviewed)          (Audited)
Property Plant and Equipment-(net)
(Note 3)


Other Assets

Patent (Note 4)                              $124
 Total Assets                                              3,222
                                             13,525

                                                 -        13,649
                                             3,222        11,766

                                            11,979         8,511
                                             8,511        33,926
                                            23,712

  Accounts Payable
  Interest Payable
  Taxes Payable
  Note Payable

                                         $         28,200
Total Current Liabilities                             $
                                         237            7,541


Stockholders' Equity                      -
                                                      197
Common Stock, authorized
50,000,000
                                        10,879
shares of $.001 par value,                            100
issued and

outstanding 14,135,000 respectively                         39,316
Additional Paid in Capital
                                                         6,329
Deficit Accumulated During
the

Development Stage                                     14,167

Total Stockholders' Equity


Total Liabilities and
Stockholders' Equity
                                          14,135
                                         29,325

                                                      14,135

                                        (5,390)
                                                      29,325




                                         $
                                        33,926

                                                             (33,915)



                                                         9,545






                                                      $
                                                      23,712




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                       Statements of Operations


                                           For the Three   For the Period From
                                            Months Ended    October 5, 1998
                                             March 31,      (inception) to
                                                             March 31, 2000

(Unaudited)     $
                                                 2000     1999         -
Revenues:
Reviewed)                                         $-
(Unaudited)                                       $-

Expenses:

General and administrativeDepreciation expense            45,099
Interest expense

     Total Expenses                 14,157        9

Net (Loss)                           738       217
                                                           3,514
Net (Loss) Per Share                   40       -

Weighted average
shares                              14,935     226
outstanding                         $  (14,935)
                                    $        $     (226)
                                    -        $            237
                                               -


                                    14,135,000 1,675,000




                                                             $  (48,850)















                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                       Statement of Cash Flows

                                    For the Three          For the Period From
                                    Months Ended           October 5, 1998
                                    March 31,              (inception) to
                                                            March
                                                            31, 2000
Cash
Flows from Operating                    1999



                 Activities
(Unaudited)

                                       2000
(Unaudited)




Net (Loss)




Adjustments to
reconcile net income


                                        (Reviewed)

to net cash provided
by operating                                             $   (48,850)



                     activities:



Add depreciation expense

                                                 $(226)

     Stock for Services/Expenses




(Increase)Decrease
in Accounts




     Receivable




     Inc (Dec) in
Accounts Payable




Net cash flows provided



     (used) by
operating activities                                   3,514





                                                     217

                Cash
Flows from Investing
                                                       5,010


                 Activities:                      $(14,935)

                                               -


 Purchase of Fixed Assets


                                                      (13,525)
 Purchase of Patent

                                               -


     Net cash flows provided



      (used) by                                              28,437
Investing activities
                                               -






                Cash
Flows from Financing



                 Activities:


                                                      (25,414)
Cash from stock sales                         (9)




Cash from Notes




     Net cash flows provided



      (used) by
financing activities







                Net
increase (decrease)
in cash                                                      (2,280)




                                               -



Cash, beginning of period                                  (8,511)
                                            738



                                               -


Cash, end of period







                                         -
                                                            (10,791)



                                               -




Supplementary Cash Flow Information:

Cash Paid for:
     Interest                                $            -     $           -
        $             -
     Taxes                                   $        100     $        -
   $          100
     Stock issued for Assets                             $    -     $       -
        $      13,000










                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2000

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

          No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $30,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2014. No tax benefit has been reported in the financial statements.

                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account at March 31, 2000 is as follows:
          Deferred tax asset:
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

NOTE 3 - Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred. Property, Plant and Equipment consist of the following:

                              March 31,      December 31,
                              2000                1999

     Generator - SW2               $       525    $           -
     Computer                       1,755             1,755
     Vehicle                      13,000             13,000
       Total property, plant and equipment       15,280             14,755
       Less: accumulated depreciation       (3,514)            (2,776)
       Net Property, Plant and Equipment     $  11,766 $      11,979

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $738 for the three months ended March 31, 2000.

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The SACUM patent will be amortized over 15 years, commencing in the year it becomes operational.




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 2000


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

     Morning Star Investments, a shareholder in the Company, loaned the Company $6,329 during the period ended December 31, 1999. The Company has not made any payments toward the loan. The note is interest bearing at 7% per annum and is payable on demand. The principal and accrued interest balance at March 31, 2000 is $6,526.

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

NOTE 7 - Common Stock Transactions

          During 1999, the Company sold 1,000,000 shares of common stock in a private placement at $.03 per share ($30,000).

          During 1999, the stockholders of the Company approved a 5 for 1 forward split of its common stock. The financial statements have been restated to reflect the forward split.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

     In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has contributed his professional time on its behalf as it has been available. Peterson has done this with the expectation that at some point in the future the Company will have the funds to pay him for his professional time at rates reasonable for a person with his education and experience in either stock or cash or a combination of the two. Peterson has been careful to not incur company expenses when there have not ben sufficient funds to cover them. He has done this by operating the company business from his consulting office in his home. Again he expects that eventually the company will be in a position where it can pay him a reasonable fee for the use of his office.

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

     Results of Operation. During 1999, the Company raised $30,000 in a private placement which provided enough funds for only minimal operations.
The Company expended approximately $23,000 for legal fees, patent applications fees, and acquisition costs to secure the patent on the SACUM (Surface Assisted Continuous Underground Mining Conveyor). Other than the patent costs, the Company maintained minimal corporate activity and expended funds in general and administrative expenses, mostly professional fees, consulting fees, and office expense.

     The Company reported a net loss of $(14,935) as compared to a loss for the three months of 1999 of $(226). The Company had no revenue for any time period and expects no income in the near future.


     Plan of Operations.   Business plans call for a demonstration of
commercially viable prototypes in both the Softwall and SACUM Business areas. Application for government grant funding is in process for both mining systems.

Softwall
A continuation of prototyping and shop and field-testing is planned at Brigham Young University's College of Technology in partnership with IMC Agrico.
Initial Shop testing has proven the SW2's ability to walk across the shop floor. Initial field-testing has also proven the FSC sluicing displacement concept, which is discussed in the original patent application. Further testing, adjustment, improvement of hydraulic valve and water valve configurations are being studied and incorporated into the SW2 prototype preparatory to a second field test. Additional steel fabrication is also underway to improve the RBS enclosure and forepoling of the FSC. During the second quarter of 2000, the company plans to acquire ancillary equipment such as pumps, motors, generators, tanks, winches, jib lifts etc. to facilitate routine demonstration of the SW2 prototype. This will permit us to demonstrate its operation for customers and clients at various mining locations. After field testing, the SW2 prototype will be sandblasted and painted for the International Mine Expo 2000 trade show in Las Vegas scheduled for October
2000.  Plans are to show a video of the machine in a successful field test.

SACUM Conveyor
The first section of the SACUM Conveyor system has been built at BYU and a bench scale model has been built to demonstrate its application. Video animation is also in development process. All will be on display at the Mine Expo 2000 along with technical information and publications to illustrate the productive and labor saving components of operating cost savings over conventional underground conveyors.



                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                           None
Item 2.   Changes in Securities.                                       None
Item 3.   Defaults Upon Senior Securities.                             None
Item 4.   Submission of Matters to a Vote of Security Holders.         None
Item 5.   Other Information.                                           None
Item 6.   Exhibits and Reports on Form 8-K.                            None



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated May 19, 2000