Form 10QSB
period 2000-06-30
SOFTWALL EQUIPMENT CORP
filed 2000-08-22
CIK 1082562

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 2000

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


                          Yes  X    No


                            14,142,000
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of August 18, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations and changes in its financial position from December 31, 1999 through June 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                            Balance Sheets

                                ASSETS

                                                    June 30,       December 31,
                                                    2000           1999

Curent     Assets
   Cash                                           9488             3222

Total Current Assets                              9488             3222



Property Plant and Equipment-(net)
(Note 3)                                      22818                 11979

Other Assets

Patent (Note 4)

Total Assets

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable                      41527        7541
  Interest Payable                      691           197
  Taxes Payable                         -             100
  Note Payable                         12179         6329

Current Liabilities                     691            7,541


Stockholders' Equity                     -
Common Stock, authorized
                                     50,000,000      12,179
shares of $.001 par value,                 100
isssued and

outstanding 14,142,000 and              54,397           1550987

respectively 6,329
Additional Paid in Capital

Deficit Accumulated During
the                                   14,167

Development Stage

Total Stockholders' Equity


Total Liabilities and
Stockholders' Equity


                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                       Statements of Operations

                                                            For the Period
                           For the Three    For the Six     From October
                           Months Ended     Months Ended    1998 (inception)
                             June 30,         June 30,       to June 30
                           2000     1999    2000     1999     2000
Revenues:
                     $                $  -     $        $
Expenses:             -       $                -          -
                                 -
General and administrative
Depreciation expense
Interest expense
                                                     2,031      1,084

     Total Expenses   7,02         2,022       21,186   -       51,928
4,278
                                867          1,502         691
Other Gains and (Losses) 764           494
Gain on Sale of Equipment           -          3,115        56,897
Net (Loss) Before Taxes 454
Taxes                               2,88923,182
                           8,247
Net Income (Loss)                                -       50

Net (Loss) Per Share            -              $   (3,115)$ (56,847)
                       50               50                      200
Weighted average              $   (2,889)        -      $ (57,047)
shares               $   (8,197)       $  (23,132)
outstanding                     -              $   (3,115)




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                       Statement of Cash Flows

                                          For the Six      For thePeriod From
                                          Months Ended     October 5, 1998
                                          June 30,         (inception) to
                                          2000  1999       June 30, 2000

Cash Flows from Operating
Activities

Net (Loss)

Adjustments to
reconcile net income
 to net cash
provided by                          $   (57,047)
operating
activities:                               $(3,115)
Add depreciation expense



Stock for Services/Expenses

Gain on Sale of Equipment
(Increase)Decrease
in Accounts
Net (used) by
operating activities
Cash Flows from                          $(23,132)
Investing
Activities:
Purchase of Fixed Assets
Purchase of Patent
Sale of Equipment
Net cash flows provided
(used) by
Investing activities
Cash Flows from
Financing
Activities:
Cash from stock sales
Cash from Notes
cash flows provided                    1,502
financing activities                           -         -
increase (decrease)
in cash                                               (8,361)
Cash, beginning of period
Cash, end of period                     (50)                (22,557)
Supplementary Cash Flow Information:
Cash Paid for:
     Interest          $            -     $           -         $             -
     Taxes                                   $        100     $        -
   $          100
     Stock issued for Assets                             $    -     $       -
        $      13,000




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2000

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

                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account at June 30, 2000 is as follows:
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

NOTE 3 - Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred. Property, Plant and Equipment consist of the following:
                              June 30,       December 31,
                              2000                1999

     Generator - SW2          $       525    $           -
     Additional Parts - SW2        11,816               -
     Computer                       1,755             1,755
     Vehicle                       13,000             13,000
       Total property, plant and
        equipment                   27,096             14,755
       Less: accumulated
         depreciation               (4,278)            (2,776)
       Net Property, Plant and
         Equipment                $  22,818      $      11,979

          Depreciation - The cost of the equipment will be depreciated using
the straight-line method.  The      depreciation periods are prescribed based
on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is
$764 for      the three months ended June 30, 2000.  During the period ending
June 30,2000, the Company      acquired a water-tank trailer.  During the same
period, the trailer was sold with a gain of $50.

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM
(Surface Assisted Continuous      Underground Mining Conveyor) patent.  The
SACUM patent will be amortized over 15 years,   commencing in the year it
becomes operational.




                    SOFTWALL EQUIPMENT CORPORATION
                    (a Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 2000


NOTE 5 - Related Party Transactions

     The Company's President, and Chairman of the board, Randall Peterson, contributed a vehicle at his cost of $13,000 and $200 cash to the Company for
 8,125,000 shares of the Company's common stock.

     The Company's Vice President, and Director, Roger Brockbank, sold his 1/2
interest in a patent to the Company for $14,700.     The Company's President,
and Chairma n of the board, Randall Peterson, contributed 1/2 interest in a patent at his cost of $5,010 to the Company for 5,010,000 shares of common stock.

     Morning Star Investments, a shareholder in the Company, loaned the Company $6,329 during the period ended December 31, 1999 and $5,100 during the period ended June 30, 2000. The remaining balance was provided by Sue and Shawn Fletcher in the amount of $750. The Company has not made any payments toward the loan. The note is interest bearing at 7% per annum and is payable on demand. The principal and accrued interest balance at June 30, 2000 is $12,870.

NOTE 6 - Note Payable Related Party

          Notes payable - related party are as follows:

          Note payable to Morning Star Investments,
          a shareholder of the Company, accruing
          interest at a rate of 7% per year, payable on
          demand, unsecured                        11,429

          Total Notes Payable - Related Party
                                        $    11,429

NOTE 7 - Common Stock Transactions

     During 1999, the Company sold 1,000,000 shares of common stock in a private placement at $.03 per share ($30,000).

     During 1999, the stockholders of the Company approved a 5 for 1 forward split of its common stock. The financial statements have been restated to reflect the forward split.

     On May 8, 2000, the Company issued 7,000 shares of common stock at par value for services rendered in production of the SW2 Prototype.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company does not pay rent, has no ongoing compensation s costs, or any other long term or ongoing business overhead commitments.

In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall Peterson has been working on behalf of the Company since inception without pay but has now started billing on an hourly rate for any time consulting for the further development of the prototypes belonging to the Company. The Company has not signed any agreement or long tem contract for Mr. Peterson's compensation arrangement and will only be paid when funds are available. In the future, the compensation could come in the form of stock, as the board of directors and Mr. Peterson agree.

IMC Agrico has donnated funds to BYU for the continuing development of the technology and Peterson has contributed (currently billable) his professional time to that as well.

Listed in order of priority, future capital funding will come from debt financing and additional equity funding offerings. Peterson intends to combine his consulting practice as part of the company when the Company is in a financial position to pay him a salary.

Once the technology is fully tested and demonstrated to the mining industry and as opportunities allow, the Company may enter into a long term joint venture with an existing manufacturing company already established in the mining industry or with an existing mining company or that it may acquire mineral properties or leases of its own to operate at a profit.

Results of Operation. The Company maintains minimal corporate activity and has expended funds for general and administrative expenses as needed.

The Company reported a net loss of $(8,197) as compared to a loss for the three months of 1999 of $(2,889). The Company had no revenue for any time period and expects no income in the near future.

Plan of Operations.   Business plans call for a demonstration of commercially
viable prototypes in both the Softwall and SACUM Business areas.

Softwall
A continuation of prototyping and shop and field-testing is planned at Brigham Young University's College of Technology in partnership with IMC Agrico. Initial Shop testing has proven the SW2's ability to walk across the shop floor. Initial field-testing has also proven the FSC sluicing displacement concept, which is discussed in the original patent application. Further testing, adjustment, improvement of hydraulic valve and water valve configurations are being studied and incorporated into the SW2 prototype preparatory to a second field test. Additional steel fabrication has improved the RBS enclosure and forepoling of the FSC is complete. During the second quarter of 2000, the company acquired ancillary equipment such as pumps, motors, generators, and tanks to facilitate routine demonstration of the SW2 prototype. This will permit us to demonstrate its operation for customers and clients at various mining locations. By agreement, the SW2 prototype will be operated, tested, and demonstrated by IMC Agrico during the six months of the winter in Florida. The other six months of the summer, the prototype will be tested in Utah by the Company. After field testing, the SW2 prototype will be sandblasted and painted for the International Mine
Expo 2000 trade show in Las Vegas scheduled for October 2000. Plans are to show a video of the machine in a successful field test. The SW2 prototype will be publicized in two trade journals in the next couple of months.

SACUM Conveyor
The first section of the SACUM Conveyor system has been built at BYU and a bench scale model has been built to demonstrate its application. The scale model will be on display at the Mine Expo 2000 along with technical information and publications to illustrate the productive and labor saving components of operating cost savings over conventional underground conveyors. The SACUM Conveyor will also be featured in an upcoming trade journal.



                               PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                           None
Item 2.   Changes in Securities.                                       None
Item 3.   Defaults Upon Senior Securities.                             None
Item 4.   Submission of Matters to a Vote of Security Holders.         None
Item 5.   Other Information                                            None
Item 6.   Exhibits and Reoirts Form 8K                                 None

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated August 18,2000

Softwall Equipment Corporation
/s/ Randall Peterson