Form 10QSB
period 2000-09-30
SOFTWALL EQUIPMENT CORP
filed 2000-11-14
CIK 1082562

                                FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934


              For Quarter Ended        September 30, 2000
                                       ------------------
                 Commission File Number      0001082562
                                           -------------

                          SOFTWALL EQUIPMENT CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


          UTAH                                             87-06254752
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                     Identification No.)


                           11602 Colchester Drive
                              SANDY, UTAH 84092
                  ---------------------------------------
                  (Address of principal executive offices)


     Registrant's telephone number
     including area code                     (801) 572-4724
                                             --------------


                --------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X    No
                                 ---      ---

and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No
                                 ---      ---

                               14,142,000
                       -----------------------------
                        (Number of shares of common
                          stock the registrant had
outstand                 ing as of August 17, 2000)

                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from December 31, 1999 through September 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                                   September      December
                                                    30, 2000      31, 1999
                                                 ------------  ------------
Current Assets
--------------
  Cash                                            $   12,374    $    3,222
                                                 ------------  ------------
Total Current Assets                                  12,374         3,222
                                                 ------------  ------------
Property, Plant and Equipment - (net) (Note 3)        10,993        11,979
---------------------------------------------    ------------  ------------

Other Assets
------------
  Patent (Note 4)                                     26,511         8,511
                                                 ------------  ------------
      Total Assets                               $    49,878   $    23,712
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable                               $    20,971   $     7,541
  Interest Payable                                     1,648           197
  Taxes Payable                                            -           100
  Note Payable                                        62,179         6,329
                                                 ------------  ------------

Total Current Liabilities                             84,798        14,167

Stockholders' Equity
--------------------
Common Stock, authorized 50,000,000
  shares of $.001 par value, issued and
  outstanding 14,142,000 respectively                 14,142        14,135
Additional Paid In Capital                            29,325        29,325
Deficit Accumulated During the
  Development Stage                                  (78,387)      (33,915)
                                                 ------------  ------------
Total Stockholders' Equity                           (34,920)        9,545
                                                 ------------  ------------
Total Liabilities and Stockholders' Equity       $    49,878   $    23,712
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations

                                                                             For the
                                                                         Period From
                                                                        October 1998
                              For the Three            For the Nine      (Inception)
                               Months Ended            Months Ended               to
                         September   September    September   September    September
                          30, 2000    30, 1999     30, 2000    30, 1999     30, 2000
                        ----------- -----------  ----------- -----------  -----------
Revenues:               $     -     $     -      $     -     $     -      $     -

Expenses:

General and administrative   1,727       2,700       26,226       4,731       56,968
Depreciation expense         2,412         765        3,323       1,849        6,099
Research & Development       4,428           -       13,522           -       13,522
Interest expense               957           -        1,451           -        1,648
                        ----------- -----------  ----------- -----------  -----------
      Total Expenses         9,524       3,465       44,522       6,580       78,237
                        ----------- -----------  ----------- -----------  -----------

Other Gains and (Losses):

Gain on Sale of Equipment        -           -           50           -           50

Net (Loss) before taxes     (9,524)     (3,465)     (44,472)     (6,580)     (78,187)

Taxes                            -           -            -           -          200
                        ----------- -----------  ----------- -----------  -----------

Net (Loss)              $   (9,524) $   (3,465)  $  (44,472) $   (6,580)  $  (78,387)
                        =========== ===========  =========== ===========  ===========

Net (Loss) Per Shaer    $     -     $     -      $     -     $     -
                        =========== ===========  =========== ===========

Weighted average shares
outstanding             14,142,000   7,459,250   14,137,757   5,266,852
                        =========== ===========  =========== ===========





                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                   For the
                                                               Period From
                                                                   October
                                                                   5, 1998
                                                For the Nine   (inception)
                                                Months Ended            to
                                                 September       September
                                           30, 2000   30, 1999    30, 1999
                                          ---------- ----------  ----------
Cash Flows from Operating
Activities

  Net (Loss)                              $ (44,472)  $ (6,580)  $ (78,387)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities;
  Add depreciation expense                    3,914      1,849       6,690
     Stock for Services/Expenses                  7          -       5,017
     (Increase) Decrease in Accounts
        Payable                              14,781       (100)     22,619
                                          ---------- ----------  ----------
Net cash flows provided
     (used) by operating activities         (25,770)    (4,831)    (44,061)

Cash Flows from Investing
 Activities:
    Purchased of Fixed Assets                (3,078)    (2,285)     (4,833)
    Patent Costs                            (18,000)   (16,799)    (18,000)
    Sale of Equipment                           200          -      (8,311)
                                          ---------- ----------  ----------
Net cash flows provided
      (used) by investing activities        (20,878)   (19,084)    (31,144)

Cash Flows from Financing
 Activities:
    Cash from Stock Sales                    55,850     22,657      25,450
    Cash from Notes                               -      2,500      60,879
    Loss on Sale of Equipment                   (50)         -         (50)
                                          ---------- ----------  ----------
Net cash flows provided
      (used) by financing activities         55,800     25,157      87,579

Net increase (decrease) in cash               9,152      1,242      12,374
                                          ---------- ----------  ----------
Cash, beginning of period                     3,222        150           -
                                          ---------- ----------  ----------

Cash, end of period                       $  12,374  $   1,392   $  12,374
                                          ========== ==========  ==========

Supplementary Cash Flow Information:

Cash Paid for:
    Interest                              $       -  $       -   $       -
    Taxes                                 $     100  $     100   $     200
    Stock issued for Assets               $       -  $       -   $  13,000


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2000

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



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2000

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account at December 31, 1999 is as follows:

          Deferred tax asset:
               NOL carryforward                   $   6,000
               Valuation allowance                $  (6,000)
                                                  ----------
                  Total                           $       -

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

     Property, Plant and Equipment consist of the following:

                                              September 30,   December 31,
                                                   2000          1999
                                              -------------- --------------

     Generator - SW2                          $         525  $           -
     Computer                                         1,755          1,755
     Trailer                                          2,403              -
     Vehicle                                         13,000         13,000
                                              -------------- --------------
       Total property, plant and equipment           17,683         14,755
       Less: accumulated depreciation                (6,690)        (2,776)
                                              -------------- --------------
       Net Property, Plant and Equipment      $      10,993  $      11,979
                                              ============== ==============

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $764 for the three months ended September 30, 2000.

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2000

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

          Morning Star Investments, a shareholder in the Company, loaned the Company $6,329 during the period ended December 31, 1999, $5,100 during the period ended June 30, 2000, and $50,000 during the period ended September 30, 2000. The remaining balance was provided by Sue and Shawn Fletcher in the amount of $750. The Company has not made any payments toward the loan. The note is interest bearing at 7% per annum and is payable on demand. The principal and accrued interest balance at September 30, 2000 is $63,827.

NOTE 6 - Note Payable Related Party

          Notes payable - related party are as follows:

          Note payable to Morning Star Investments,
          a shareholder of the Company, accruing
          interest at a rate of 7% per year, payable on
          demand, unsecured                                         61,429

          Total Notes Payable - Related Party                 $     61,429
                                                              -------------
NOTE 7 - Common Stock Transactions

     During 1999, the Company sold 1,000,000 shares of common stock in a private placement at $.03 per share ($30,000).

     During 1999, the stockholders of the Company approved a 5 for 1 forward split of its common stock. The financial statements have been restated to reflect the forward split.



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


     IMC Phosphates has donated funds to BYU for the continuing development of the technology and Peterson has contributed his professional time to that as well.

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

     RESULTS OF OPERATION. During the third quarter 2000, the Company raised $50,000 through a loan from a private party which provided enough funds for only minimal operations and pay old outstanding payables. During the quarter, the Company expended approximately $18,000 for legal fees, patent applications fees, and acquisition costs to secure the patent on the SACUM (Surface Assisted Continuous Underground Mining Conveyor). Other than the patent costs, the Company maintained minimal corporate activity and expended funds in general and administrative expenses, mostly professional fees, consulting fees, and office expense.

     The Company reported a net loss of $(44,472) as compared to a loss for the nine months of 1999 of $(6,580). The Company had no revenue for any time period and expects no income in the near future.



     PLAN OF OPERATIONS.   Business plans call for a demonstration of
commercially viable prototypes in both the Softwall and SACUM Business areas. Application for government grant funding is in process for both mining systems.

SOFTWALL
     A continuation of prototyping and shop and field-testing is planned at Brigham Young University's College of Technology in partnership with IMC Phosphates. Initial shop testing has proven the SW2's ability to walk across the shop floor. Initial field-testing has also proven the FSC sluicing displacement concept, which is discussed in the original patent application. Further testing, adjustment, improvement of hydraulic valve and water valve configurations are being studied and incorporated into the SW2 prototype preparatory to a second field test. Additional steel fabrication is also underway to improve the RBS enclosure and forepoling of the FSC. During the third quarter of 2000, the company plans to acquire ancillary equipment such as pumps, motors, generators, tanks, winches, jib lifts etc. to facilitate routine demonstration of the SW2 prototype. This will permit us to demonstrate its operation for customers and clients at various mining locations. After field testing, the SW2 prototype was sandblasted and painted for the International Mine Expo 2000 trade show in Las Vegas that occurred in October 2000.

SACUM CONVEYOR
The first section of the SACUM Conveyor system has been built at BYU and a bench scale model has been built to demonstrate its application. In October at Mine Expo 2000, the bench model was displayed along with technical information and publications to illustrate the productive and labor saving components of operating cost savings over conventional underground conveyors.



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





                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 10, 2000       Softwall Equipment Corporation



                              ------------------------------------