Form 10KSB
period 2000-12-31
SOFTWALL EQUIPMENT CORP
filed 2001-04-02
CIK 1082562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
         .
                                    -----------------    -----------------

                      Commission File No.  0001082562

                       Softwall Equipment Corporation
                      -------------------------------
           (Exact name of Registrant as specified in its charter)

          UTAH                                                87-0624752
-------------------------------                         -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         Identification No.)

                   11602 Colchester Drive Sandy UT 84092
            ----------------------------------------------------
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code:          (801) 572-4724

Securities registered pursuant to Section 12(b) of the Act:           NONE
Securities registered pursuant to Section 12(g) of the Act:           NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
such filing requirements for the past 90 days.   [ X ] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ x  ]

Revenue for the year ended 2000:   $0.

Based upon the closing price of the registrant's Common Stock as of March 14, 2001 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $458,152.

As of March 14, 2001 the number of shares outstanding of the Registrant's Common Stock was 14,142,000. Documents incorporated by reference: Not applicable.

                             TABLE OF CONTENTS

                                                                     PAGE
                                                                   --------
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
               On Accounting and Financial Disclosure

PART III
     Item 9.   Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.                                    16
     Item 10.  Executive Compensation                                  16
     Item 11.  Security Ownership of Certain Beneficial
               Owners and Management                                   18
     Item 12.  Certain Relationships and Related Transactions          18

PART IV
     Item 13.  Exhibits and Reports on Form 8-K                        19









                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                             Corporate History

The Company was formed under the laws of the State of Utah on October 5, 1998, for the purpose of engaging in the research, development and manufacture of mining equipment. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share.
The Company maintains its principal place of business at 11602 Colchester Drive, Sandy, Utah, 84092 and the Company's telephone number is (801) 572-4724. One of the express reasons for the founding of the Company is to develop and market the Softwall System. The Softwall System was invented by Randall Peterson, an officer and director of the Company, to adapt the methods of longwall mining to the conditions found in shallow, soft ore deposits such as those found in the phosphatic clays of North Central Florida. Peterson invented the system while acting as a consultant for IMC-Agrico Company's Technology Development Group in Mulberry, Florida and has a patent pending on the system. He has granted the rights to exploit the Softwall System to the Company, although the extent of Peterson's rights to the system are subject to certain restrictions. The patent for the softwall invention is pending however a Notice of Allowance was issued on Jan 4, 2000 from the US Patent and Trademark Office. Peterson has assigned his rights to the softwall patent to IMC Agrico but the assignment is subject to IMC Agrico's consummation of a License Agreement. The terms of this agreement are stipulated in a Letter of Intent LOA between Peterson and IMC Agrico dated February 9, 2000. Essentially the LOA stipulates that in lieu of payment for the invention Peterson will be granted exclusive rights to the softwall technology for non-phosphate applications worldwide and that IMC Agrico will retain an overiding royalty of 12.5 % on royalties received by Peterson. Peterson retains the proceeds from manufacturing and sales.

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

The company was formed in October 1998 and the last quarter of that year was largely spent getting organized. During this time however, Peterson began Mechanical Engineering Design and a Bench scale Prototyping work of the softwall system involving Brigham Young University's College of Technology through its Capstone Program in partnership with IMC Agrico. On April 22, 2000 a bench model of the softwall system was complete and
partially tested in industrial sand.   Non fatal flaws were found  in the
softwall concept from the initial testing and mechanical design review at BYU.

The results of this testing revealed areas needing improvement in the hydraulic and mining water systems. In June and July 2000 the Company entered into a joint venture agreements with IMC Agrico to continue testing of the bench scale prototype and to build a second prototype the following year at BYU. To date the second year of Capstone prototyping is 95% complete and is scheduled for testing on April 19,2000 at the end of the school year. Several improvements and simplifications have been made to the new prototype some of which may be the subject of additional patent applications. Description of the improvements were published establish origination.

In December 2000 Peterson was awarded a US patent for his Surface Assisted Continuous Underground Mining (SACUM) Conveyor Invention. Another Capstone team at BYU has prepared a mechanical engineering review of the SACUM system and constructed a 5 ft section of the SACUM conveyor along with monorail and tram drive systems.

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


ITEM 3.  LEGAL PROCEEDINGS

     No member of Management or control person of the Company has, in the past five years, been involved in any of the following events:
     (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
     (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses.
     (3) being subject to an order, judgement or decree not subsequently reversed, suspended or vacated or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
     (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None



                                  PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                  High        Low
     2000 Calendar Period:

     1st Quarter                                  -           -

     2nd Quarter                                  -           -

     3rd Quarter                                  1.75        -

     4th Quarter                                  1.75        .375

     2001 Calendar Period:

     1st Quarter                                  1.03        .375

     As of March 14, 2001, there were 65 stockholders of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
---------------------
     During 2000, the Company has been primarily involved in research and development of its softwall and SACUM mining systems and in publications and trade shows to infom the mining community about the company's technology. The company raised approximately $25,000 in a private placement which provided enough funds for minimal operations. The Company expended approximately $20,387 for legal fees, patent application fees and acquisition costs to secure the patent on its SACUM (Surface Assisted Continuous Underground Mining) Conveyor. The company donated $16,500 to Brigham Young University for engineering evaluation and prototype manufacturing of its SACUM Conveyor and expended some $30,000 including cash and contribution of professional time on manufacturing its SW2 softwall prototype, which was matched in contribution by IMC Phosphates donations to BYU Capstone and cash payment to the Company. The company also expended some $6,000 exhibiting its Softwall and SACUM prototypes at the MinExpo 2000.

     The company reported a net loss of $(119,682) for 2000 as compared to
a loss of $(67,865) for year end 1999.   The Company had no revenue for any
time period during the year 2000.

     The company anticipates revenue in the year 2001 in contract mining operations and mine services and has already entered into negotiations with mining companies in this regard. The present demand for energy and higher coal prices combined with the proactive stance of the new Bush/Cheney administration regarding development of energy resources will result in further that demand for coal and coal mine services in the future. The Company will pursue highwall mining opportunities with its SACUM Conveyor. Management views contract highwall mining as an excellent way to commercialize and demonstrate its SACUM conveyor and generate earnings to further co-fund R&D prototyping and field testing of its softwall system. Moreover, management believes that its SACUM technology is the lowest cost method of full resource highwall mining available in the world and that contract mining will enable it to both demonstrate the system and to possibly gain some long term market share in the coal production business.

Liquidity and Capital Resources
-------------------------------
     The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

     In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has billed his professional time since inception. Mr. Peterson has a consulting contract with the Company and is billed his hours on an ongoing basis. Mr. Peterson has been careful to not incur company expenses when there have not been sufficient funds to cover them. He has done this by operating the company business from his consulting office in his home.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) Financial Statements. The following financial statements are included in this report:

Report of Crouch, Bierwolf & Associates, Certified Public Accountants

Balance Sheet as of December 31, 2000.

Statement of Operations - For the years ended December 31, 2000 and December 31, 1999 and for the period from October 5, 1998 to December 31, 2000.

Statement of Stockholders' Equity - For the period from October 5, 1998 to December 31, 2000.

Statement of Cash Flows - For the years ended December31, 2000 and December 31, 1999 and for the period from October 5, 1998 to December 31, 2000.

Notes to Financial Statements

(a)(2) Financial Statements Schedules. The following financial statement schedules are included as part of this report:

     None





/Letterhead/


INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Softwall Equipment Corporation



We have audited the accompanying Balance Sheet of Softwall Equipment Corporation(a Utah Corporation) (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period October 5, 1998 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softwall Equipment Corporation at December 31, 2000, and the results of its operations and cash flows for the years 2000 and 1999 and for the period October 5, 1998 (Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Crouch, Bierwolf & Associates
Crouch, Bierwolf & Associates
March 26, 2001
                       Softwall Equipment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                   ASSETS
                                   ------
                                                               December 31,
                                                                    2000
                                                               ------------
CURRENT ASSETS
   Cash (Note 1)                                               $      3,402
                                                               ------------
    Total Current Assets                                              3,402
                                                               ------------
PROPERTY AND EQUIPMENT (net) (Note 3)                                14,478
                                                               ------------
OTHER ASSETS
   Patent (Note 4)                                                   26,511
                                                               ------------
TOTAL ASSETS                                                   $     44,391
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $     26,514
   Accounts payable - related party (Note 5)                         97,776
   Interest payable                                                   2,052
   Taxes payable (Note 1)                                               100
   Note payable-related party (Note 6)                               62,179
                                                               ------------
     Total Current Liabilities                                      188,621
                                                               ------------

STOCKHOLDERS' EQUITY
   Common stock, authorized 50,000,000
     shares of $.001 par value, issued and
     outstanding 14,142,000, respectively                            14,142
   Capital in excess of par value                                    29,325
   Retained (Deficit) Accumulated During
     Development Stage                                            (187,697)
                                                               ------------
     Total Stockholders' Equity                                   (144,230)
                                                               ------------
     Total Liabilities and Stockholders' Equity                $     44,391
                                                               ============

 The accompanying notes are an integral part of these financial statements
                                     8
                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statements of Operations

                                                              For the period
                                                               from October
                                         For the     For the     5, 1998
                                       Year Ended  Year Ended  (inception)
                                        December    December   to December
                                        31, 2000    31, 1999     31, 2000
                                       ----------- -----------  -----------

REVENUE                               $    -      $      -     $      -
-------

EXPENSES
--------
    General & Administrative              100,523      64,792      165,315
    Depreciation                            3,538       2,776        6,314
    Interest expense                        1,855         197        2,052
    Research & Development                 13,716        -          13,716
                                       ----------- -----------  -----------

      Total Expenses                      119,632      67,765      187,397

Income (Loss) from Operations            (119,632)    (67,765)    (187,397)

Other Income and Expenses

    Gain (Loss) on Sale of Equipment           50        -              50

Income (Loss) Before Taxes               (119,582)    (67,765)    (187,347)

Taxes (Note 3)                                100         100          300
                                       ----------- -----------  -----------
INCOME (LOSS)                          $ (119,682) $  (67,865)  $ (187,647)
                                       =========== ===========  ===========

Loss Per Common Share                  $     .008  $     .007
                                       =========== ===========
Weighted Average Number of Shares      14,139,577   9,626,666
                                       =========== ===========




 The accompanying notes are an integral part of these financial statements
                                     9


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period October 5, 1998 (inception) to December 31, 2000

                                                                            Deficit
                                                                         Accumulated
                                                       Common Stock       Additional     During the
                                                ------------------------   Paid-In      Development
                                       Shares       Amount    Capital       Stage
                                    -----------  ----------- -----------  -----------
Inception at October 5, 1998            -        $    -      $    -       $    -

Shares issued for Equipment and
  Cash at $.0016 per share           8,125,000        8,125       5,075        -

Net Loss, December 31, 1998                -            -           -           (150)
                                    -----------  ----------- -----------  -----------

Balance, December 31, 1998           8,125,000        8,125       5,075         (150)

Shares issued for Cash at
$.03 per share                       1,000,000        1,000      29,000          -

Less: Offering costs                       -            -        (4,750)         -

Shares issued for Patent             5,010,000        5,010         -            -

Net Loss, December 31, 1999                -            -           -        (67,865)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 1999          14,135,000       14,135      29,325      (68,015)

Shares issued for Services
at $.001 per share                       7,000            7         -            -

Net Loss, December 31, 2000                -            -           -       (119,682)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2000          14,142,000   $   14,142  $   29,325   $ (187,697)
                                    ===========  =========== ===========  ===========





 The accompanying notes are an integral part of these financial statements.
                                     10




                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                        For the period
                                                                         from October
                                                   For the     For the     5, 1998
                                                 Year Ended  Year Ended  (inception)
                                                  December    December   to December
                                                  31, 2000    31, 1999     31, 2000
                                                 ----------- -----------  -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (Loss)                                      $(119,682)   $(67,865)   $(183,336)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
   Depreciation and amortization                      3,538       2,776        6,314
   Stock for Services/Expenses                            7       5,010        5,017
   (Gain) on Sale of Equipment                          (50)        -            (50)
  Increase (Decrease) in accounts payable
    and accrued expenses                             84,504      41,838      122,081
                                                 ----------- -----------  -----------
  Total                                             (31,683)    (18,241)     (49,974)

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of fixed assets                          (6,187)     (1,755)      (7,942)
   Sale of fixed assets                                 200      (8,511)      (8,311)
   Purchase of patent                               (18,000)       -         (18,000)
                                                 ----------- -----------  -----------
                                                    (23,987)    (10,266)     (34,253)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Cash from Stock Sales                               -         25,250       25,450
   Cash from Notes                                   55,850       6,329       62,179
                                                 ----------- -----------  -----------
                                                     55,850      31,579       87,629

INCREASE (DECREASE) IN CASH                             180       3,072        3,402
CASH - beginning of period                            3,222         150         -
                                                 ----------- -----------  -----------
CASH - end of period                             $    3,402  $    3,222   $    3,402
                                                 =========== ===========  ===========

Supplementary Cash Flow Information

Cash Paid for:
  Interest                                       $     -     $     -      $     -
  Taxes                                          $      100  $      100   $      200
Stock Issued for Assets                          $      -    $    5,010   $   18,010
Stock Issued for Services                        $        7  $      -     $        7


 The accompanying notes are an integral part of these financial statements
                                     11

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2000

NOTE 1 - Summary of Significant Accounting Policies

     a.   Organization

          Softwall Equipment Corporation (the "Company") was incorporated under the laws of the State of Utah on October 5, 1998 for the purpose of manufacturing mining equipment. The Company has yet to begin operations and generate revenue.

          The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7.

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

          No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $187,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

          Deferred tax assets and the valuation account at December 31, 2000 is as follows:
          Deferred tax asset:
             NOL carryforward                    $   63,580
             Valuation allowance                 $  (63,580)
                                                 -----------
             Total                               $      -

     The Company has accrued minimum state income taxes for the period ending December 31, 2000.
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2000

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

          Property, Plant and Equipment consist of the following:

                                                               December 31,
                                                        2000        1999
                                                    ----------- -----------
     Computer                                       $    2,435  $    1,755
     Furniture and Fixtures                              2,429          -
     Vehicle                                            15,403      13,000
     Machinery                                             525          -
                                                    ----------- -----------
          Total property, plant and equipment           20,792      14,755
          Less: accumulated depreciation                (6,314)     (2,776)
                                                    ----------- -----------
          Net Property, Plant and Equipment         $   14,478  $   11,979
                                                    =========== ===========

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $2,776 for 1999 and $3,538 for 2000.

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The Sacum patent will be amortized over 15 years, commencing in the year it becomes operational.


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2000

NOTE 5 - Related Party Transactions

          In 1999, the Company's President, and Chairman of the board, Randall Peterson, contributed a vehicle at his cost of $13,000 and $200 cash to the Company for 8,125,000 shares of the Company's common stock.

          In 1999, the Company's Vice President, and Director, Roger Brockbank, sold his 1/2 interest in a patent to the Company for $14,700.

          In 1999, the Company's President, and Chairman of the board, Randall Peterson, contributed 1/2 interest in a patent at his cost of $5,010 to the Company for 5,010,000 shares of common stock.

          The Company currently has a contract with the chief executive officer of the Company at a rate of $105 per hour. As of December 31, 2000, the Company owes $97,776 in services performed that extend back to 1999.

          On October 15, 2000, Randy Peterson purchased all debt owed to Morning Star Investments. The new debt agreement is unsecured and carries an annual interest rate of 7% up to the year ended December 31, 2000. Beginning January 1, 2001 the interest rate on the note has decreased to 2% at the request of Mr. Peterson. The principle and accrued balance at December 31, 2000 is $64,231. Interest expense for 2000 is $2,052.

NOTE 6 - Note Payable  Related Party

          Notes payable - related party are as follows:

          Note payable to Randy Peterson, President and
            shareholder of the Company, accruing
            interest at a rate of 7% per year during 2000
            and 2% thereafter.  This note is unsecured and
            payable on demand                                       64,231
                                                                 ----------

          Total Notes Payable - Related Party                    $  64,231
                                                                 ==========

NOTE 7 - Common Stock Transactions

     During the year, the Company issued 7,000 shares of common stock for services rendered in completion of the Softwall System prototype.

NOTE 8 - Going Concern

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing research and development activities.


                                     14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of March 14, 2001.

Name                          Age            Office with the Company
Randall D. Peterson           46             President/Director
11602 Colchester Drive
Sandy, Utah 84092

Roger Brockbank               52             Vice President/Director
5984 South 900 East
Salt Lake City, Utah

Sally W. Peterson             38             Secretary/Treasurer/Director
11602 Colchester Drive
Sandy, Utah 84092

Randall Peterson is 45 years of age and is President, CEO and a Director of the Company and has over 19 years of experience in working for mining companies in underground coal and trona and surface mental mining. From 1997 to the present day he has acted as Managing Director/ Engineer and principal consultant to South East International fo Camden Australia and
Salt Lake City, Utah, and as an independent mining consultant.   He has
provided consulting services during this time period to numerous companies including Shell Coal of Brisbane, Australia; Allied Bellambi Colleries, Wollongong, Australia; Savage Togara North of Brisbane, Qld, Australia; IMC Agrico Technology Development Group, Mulberry, Florida' Wyoming and West Virginia Mining Company, Rock Springs, Wyoming, in addition to Union Pacific Resources of Texas. His consultation services for the foregoing companies covered a wide range including such things as evaluations of mining methods and options, mining training services, mine plan and project evaluations. And economic feasibility evaluations and mine care and maintenance. From 1995 through 1997, Peterson was project manager for NorWest Mines Services, Inc., Salt Lake City, Utah where he acted as project manager, coordinator, engineer and consultant for a wide variety of underground mine design, improvement, feasibility evaluation projects. These projects involved numerous mining ventures throughout the world. He was also contracted temporarily as an Instructor for the University of Utah where he taught senior level design courses for the Department of Mining and Engineering. From 1990 through 1995, Peterson acted as Superintendent of Mine Engineering for General Chemical Soda Ash Partners in Green River Wyoming. His position included acting as Mine Manager on weekends; management of 2-8 man engineering department; mine planning, technical and design support services for underground operations; planning, coordination and supervision of a new mine shaft construction, among other responsibilities. From 1989 to 1990, he was Chief Engineer and Technical Services Manager for Sunnyside Mines, Sunnyside, Utah and from 1988-1989, he was a mine shift supervisor for Barneys Canyon Mine, Kennecott Gold, Bingham, Utah. He was a project engineer for the Twentymile Park Project, Getty Mining Company in Salt Lake from 1983-1985. Peterson was Mine


                                     15

Engineer for Plateau Mining Company, a subsidiary of Getty Mining Company, in Price, Utah, from 1981 through 1983 and from 1979 through 1981 he was a section foreman and mine engineer for Hawks Nest Mines. Western Slope Carbon (a subsidiary of Northwest Pipeline Corporation for Somerset, Colorado).

     Peterson's education includes a Master of Science in Mining Engineering from the University of Utah in 1988 . He also received a Master of Business Administration from the University of Utah in 1988 and is a member of the Beta Gamma Sigma Honor Society for Collegiate Schools of Business. He received his Bachelors of Science in Mining Engineering from that same university in 1979 and has completed continuing education courses at Wester Wyoming Community College in Auto CAD in 1993. He is a Registered Professional Engineer in Utah, Colorado and Wyoming. He is a certified MSHA Instructor and a certified Mine Foreman for Underground Coal in Colorado, Utah and Wyoming; and a Certified Underground Trona Foreman in Wyoming.

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

     Roger Brockbank - 50, is a director of the Company with a great deal
of experience in real estate development.   From1997 to the present date,
he is building a 10,000 square foot office space and a 10,500 foot strip center along with a 13 lot Industrial Subdivision in Lindon, Utah. From 1996-97 he built an 11,000 square foot strip center in Riverton, Utah which is now leased. He also developed 54 lots in Tooele that have sold out and purchased and 18,000 square foot building in Tooele which is now 80% leased. During 1994 and 1995, Mr. Brockbank developed 36 lots in Riverton, and 32 lots in Murray all of which have sold out. From 1987 through 1990, he remodeled and sold 15 homes on the open market and bought 30 apartments which he sold as condos. Mr. Brockbank managed and did tenant improvements at a shopping center at 90th South Redwood Road from 1984-1987; and he also did the same for a 50 unit apartment building and other commercial space, and developed 20 lots during that time period. In 1980 through 1984, Roger Brockbank developed 30 lots and built 15 homes. From 1969 having completed a mission for the LDS Church, Roger Brockbank owned and ran a painting business and completed a multitude of building projects. He attended d Brigham Young University for 3 1/2 years. Roger Brockbank is a licensed general contractor doing business as R.B. Construction.

                                     16
Committees

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

     Name & Address                Amount & Nature of       Percentage
     of Beneficial Owners          Beneficial Owner         of Class
     --------------------          ------------------       -----------
     Randall Petersen                     12,401,260             87.69
     (President, CEO, Director)

     Roger Brockbank                         519,000              3.67
     (Vice-President, Director)

     Sally Petersen                       12,401,250             87.39
     (Treasurer, Director)

          Total Shares                    12,920,260             91,36

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Randall Peterson, the President, CEO, and a director of the Company, who is also the inventor of the Softwall System is the husband of Sally Peterson. Ad director and the Company's Secretary/Treasurer. Roger Brockbank is a second cousin to Randall Peterson.


                                     17

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number      Description of Documents
--------------      ----------------------------------

      23            Consent of  Independent Auditors.

(b)  Reports on Form 8-K

          None.






                                     18

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Softwall Equipment Corporation

Dated: March 26, 2001                By: /s/ Randall Peterson
                                        ---------------------
                                     Director

Dated: March 26, 2001                By: /s/ Roger Brockbank
                                        --------------------
                                     Director

Dated: March 26, 2001                By: /s/ Sally Peterson
                                        -------------------
                                     Director