Form 10QSB
period 2001-03-31
SOFTWALL EQUIPMENT CORP
filed 2001-05-15
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                For Quarter Ended        March 31, 2001
                                   -------------------------
                 Commission File Number      0001082562
                                        --------------------

                       SOFTWALL EQUIPMENT CORPORATION
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                              87-06254752
-------------------------------                         -------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

                           11602 Colchester Drive
                             SANDY, UTAH 84092
                   --------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number
     including area code                                    (801) 572-4724
                                                           ----------------

               ----------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X    No
                                 ----     ----

and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X    No
                                 ----     ----

                                 14,142,000
           (Number of shares of common  stock the registrant had
                      outstanding as of May 10, 2001)

                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                   Assets
                                                    March 31,  December 31,
                                                      2001         2000
                                                  ------------ ------------
Current Assets
--------------
  Cash                                            $     1,195  $     3,402
  Accounts receivable                                   6,590        -
                                                  ------------ ------------
     Total Current Assets                               7,785        3,402

Property Plant and Equipment-(net) (Note 3)            13,473       14,478
-------------------------------------------       ------------ ------------

Other Assets
------------
  Patent (Note 4)                                      19,883       26,511
                                                  ------------ ------------
     Total Assets                                 $    41,141  $    44,391
                                                  ============ ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts payable and accrued expenses           $    28,203  $    26,514
  Accounts payable - related party (Note 5)           106,285       97,776
  Interest payable                                      2,379        2,052
  Taxes payable                                           100          100
  Note payable - related party (Note 6)                62,179       62,179
                                                  ------------ ------------
     Total Current Liabilities                        199,146      188,621

Stockholders' Equity
--------------------
  Common Stock, authorized 50,000,000
   shares of $.001 par value, issued and
   outstanding 14,142,000 respectively                 14,142       14,142
  Additional Paid in Capital                           29,325       29,325
  Deficit Accumulated During the
   Development Stage                                 (201,472)    (187,697)
                                                  ------------ ------------
     Total Stockholders' Equity                      (158,005)    (144,230)
                                                  ------------ ------------
     Total Liabilities and Stockholders' Equity   $    41,141  $    44,391
                                                  ============ ============

                           See Accompanying Notes


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations

                                                              For the Period
                                                                  October
                                                                  5, 1998
                                   For the Three Months Ended   (Inception)
                                         March        March        March
                                        31, 2001     31, 2000     31, 2001
                                     ------------ ------------ ------------
Revenues:

Consulting Revenues                   $    11,548 $          - $    11,548


Expenses:

General and administrative                 23,991      14,157      189,606
Depreciation expense                        1,005         738        7,319
Research & Development                       -           -          13,716
Interest expense                              327          40        2,379
                                      ------------ ----------- ------------
  Total Expenses                           25,323      14,935      213,020

Net (Loss)                            $   (13,775) $  (14,935)  $ (201,472)
                                      ============ ============ ============
Net (Loss) Per Share                        (0.00)      (0.00)

Weighted average shares outstanding    14,142,000   14,142,000




                           See Accompanying Notes


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                              For the Period
                                                                  October
                                                                  5, 1998
                                   For the Three Months Ended   (Inception)
                                          March        March        March
                                         31, 2001     31, 2000     31, 2001
                                      ------------ ------------ ------------

Cash flows from operating Activities
 Net (Loss)                           $   (13,775) $  (14,935) $ (201,472)
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Add depreciation expense                 1,005         738        7,319
   Stock for services/expenses               -           -               7
   (Increase) decrease in accounts
    receivable                             (6,590)    (13,525)      (6,590)
   Inc (dec) in accounts payable           10,525      20,599      136,967
                                      ------------ ----------- ------------
   Net cash flows provided
   (used) by operating activities          (8,835)     (7,123)     (63,769)

Cash flows from investing Activities:
  Purchase of patent                         -           -         (14,873)
  Purchase of fixed assets                   -           (525)      (7,592)
                                      ------------ ----------- ------------
   Net cash flows provided
   (used) by investing activities           6,628        (525)     (22,465)

Cash flows from financing Activities:
  Cash from stock sales                      -           -          25,250
  Cash from notes                            -          4,550       62,179
                                      ------------ ----------- ------------
   Net cash flows provided
   (used) by financing activities            -          4,550       87,429

Net increase (decrease) in cash            (2,207)     (3,098)       1,195

Cash, beginning of period                   3,402       3,222         -
                                      ------------ ------------ ------------
Cash, end of period                   $     1,195  $      124   $    1,195
                                      ============ ============ ============
Cash paid for:
  Interest                            $      -     $      -     $      -
  Taxes                               $      -     $       100  $       200
Stock issued for assets               $      -     $      -     $    18,010
Stock issued for Services             $      -     $      -     $         7


                           See Accompanying Notes

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2001

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



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account at March 31, 2001 is as follows:

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

          Property, Plant and Equipment consist of the following:

                                                       March      December
                                                     31, 2001     31, 2000
                                                   -----------  -----------
          Generator - SW2                          $    2,435   $    2,435
          Furniture & Fixtures                          2,429        2,429
          Vehicle                                      15,403       15,403
          Machinery                                       525          525
                                                   -----------  -----------
            Total property, plant and equipment        20,792       20,792
            Less: accumulated depreciation             (7,319)      (6,314)
                                                   -----------  -----------
            Net Property, Plant and Equipment      $   13,473   $   14,478
                                                   ===========  ===========

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $1,005 for the three months ended March 31, 2001.

                      Softwall Equipment Corporation
                      (a Development Stage Company)
                    Notes to the Financial Statements
                               March 31, 2001

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The SACUM patent will be amortized over 15 years, commencing in the year it becomes operational.

NOTE 5 - Related Party Transactions

          The Company currently has a contract with the chief executive officer of the Company at a rate of $105 per hour. As of March 31, 2001, the Company owes $106,285 in services performed that extend back to 1998.

          On October 15, 2000, Randall Peterson purchased all debt owed to Morning Star Investments. The new debt agreement is unsecured and carries an annual interest rate of 7% up to the year ended December 31, 2000. Beginning January 1, 2001 the interest rate on the note has decreased to 2% at the request of Mr. Peterson. The principle and accrued balance at March 31, 2001 is $64,558. Interest expense for the quarter ended March 31, 2001 is $327.

NOTE 6 - Note Payable Related Party

          Notes payable - related party are as follows:

          Note payable to Randall Peterson, President and
          shareholder of the Company, accruing
          interest at a rate of 7% per year during 2000
          And 2% thereafter.  This note is unsecured and
          payable on demand                                         64,558
                                                                 ----------
          Total Notes Payable - Related Party                    $  64,558
                                                                 ----------





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources
     -------------------------------
     The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

     In its initial offering the Company issued a limited amount of stock to cover some start-up and business expenses. Mr. Peterson has a consulting contract with the Company and bills his hours on an ongoing basis. He has done this by operating the company business from his consulting office in his home.

     IMC Phosphates (formerly IMC Agrico) has donated funds to BYU for the continuing development of Softwall technology and the Company has matched those contributions with Peterson's paid professional time.

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

     Results of Operations
     ---------------------
     During the first quarter the Company continued development of the Softwall Mining Technology at Brigham Young University. This work involved field testing and evaluation of the SW2 prototype. The field testing proved successful and encouraging. The Company believes that it is now at the stage of development where a commercial demonstration can be performed with the SW2 prototype. It plans to sponsor one more year of university work to make minor modifications to the machine before transporting to a mine site for production testing.

     The Company has made arrangements to acquire new mining technology to compliment its SACUM and Softwall Mining systems. The Company began negotiations to acquire an interest in Oil Tar Sands Mining Claims to provide another site for testing the Softwall Mining system and to organize a profitable mining operation. The Company began negotiations to acquire a coal mining operation for demonstration of its SACUM Conveyor and to organize a profitable mining operation.

     During the quarter the Company attended professional conferences, organized people and equipment for contract mining services, prepared proposals for contract mining work, entered joint venture and acquisition negotiations with mineral property owners and developed business plans.

     Plan of Operations
     ------------------
     Business plans identify opportunities for generating immediate cash from owned mining operations and or contract mining operations for other companies. Strategic plans are to acquire a mining operation that will generate cash for funding the manufacturing of the SACUM Conveyor and for the start up of a contract high-wall mining services.

     Softwall
     --------
     The sponsored work at the BYU Capstone Program manufactured a hydraulic lifting hoist and frame to lift the six SW2 units on and off the trailer for routine demonstration and field testing. The six SW2 units were manufactured the previous year. This academic year has been primarily involved with testing. Initial shop testing revealed the need to change valve controls for the hydraulic water injection system. This was done and the changes were successfully made to the machine. Shop testing also revealed the need to increase electrical power and boost line pressure in the mining water. This was done by purchasing a 44KW generator and a booster pump in series with the pump on the tank trailer.

     Field testing was successful and revealed an opportunity to improve the design of the locking mechanism so that the lock pulls adjacent units together rather than pushing them apart. Another opportunity for improvement was identified in the use of a guide bar system to maintain vertical alignment of the FSC units with the RBS units. The need for such guidance was anticipated in the original patent but was left out in manufacturing the prototype to simplify testing the concept. These are small modifications and design engineering for them is complete. The Company plans to co-sponsor another year of BYU Capstone when changes will be made to the machine. The operation of the machine and the production data measured, prove the concept of hydraulic mining within an enclosed chamber. It also proves the principle of peristaltic pumping of slurried ore across a longwall mining face. After the above modifications have been made, the Company believes the SW2 machine will be suitable for actual production testing at a mine site with the addition of a more powerful hydraulic pumping unit. The infusion of capital could greatly accelerate plans for commercialization.

     SACUM Conveyor
     --------------
     A production scale section of the SACUM Conveyor, monorail and trolley were manufactured in a company sponsored Capstone program last year. The Company believes that this and the engineering analyses that accompany it indicate that the SACUM system is a viable mining system and should be expected to have higher percentage utilization than conventional conveyor systems. This section was displayed at the MinExpo 2000 in October last year and received a lot of attention from mining companies and conveyor manufacturers. The basic operating parameters of the hydraulic system has been determined by design work and testing is still required before a production system can be completed. This work is ongoing.

     The Company anticipates that mine operations using the SACUM Conveyor either in contract operations or as operator of its own mine will best demonstrate the systems. Moreover, the Company anticipates that such operations offer the quickest way to earnings to fund further softwall development and development of other mining technology. Therefore, SACUM is an important part of both short-term and the long-term growth strategies.

     The Company has been watching the coal and energy industries with keen interest. The application of SACUM from the highwall offers surface coal producers the potential to produce low cost coal to help meet rising demands for coal in the U.S. The Company anticipates that SACUM technology will be quickly adopted and deployed as soon as it is commercially available. Firm price quotations have been received from Cambelt International of Salt Lake City, Utah for manufacturing 5,000 feet of structure for a particular coal acquisition project. The cost estimates indicate that the SACUM Conveyor can be manufactured at costs less than half that of the next best highwall mining system.






                                  PART II

                             OTHER INFORMATION


Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . None

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . . None

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . . None

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . None

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . None

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . None





                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated May 10, 2001                    Softwall Equipment Corporation


                                      /S/ Randall Peterson
                                      -------------------------------
                                      Randall Peterson
                                      President