Form 10QSB
period 2001-06-30
SOFTWALL EQUIPMENT CORP
filed 2001-08-15
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarter Ended        June 30, 2001
                                        ---------------

                 Commission File Number      0001082562
                                           -------------

                       SOFTWALL EQUIPMENT CORPORATION
                    ------------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                              87-06254752
--------------------------------                         ------------------
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
                                                        ----------------

               ---------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X    No
                                 -----     -----

and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X    No
                                 -----     -----

                                 14,145,500
                       -----------------------------
                        (Number of shares of common
                          stock the registrant had
                     outstanding as of August 13, 2001)



                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                   Assets
                                                     June 30,  December 31,
                                                       2001        2000
                                                   -----------  -----------
Current Assets
  Cash                                             $    5,491  $     3,402
  Accounts receivable                                   6,590        -
                                                   -----------  -----------
     Total Current Assets                              12,081        3,402
                                                   -----------  -----------
Property Plant and Equipment-(net) (Note 3)            12,468       14,478
                                                   -----------  -----------
Other Assets
------------
  Patent (Note 4)                                      19,883       26,511
                                                   -----------  -----------
     Total Assets                                  $   44,432  $    44,391
                                                   ===========  ===========
                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts payable and accrued expenses            $   55,784  $    26,514
  Accounts payable - related party (Note 5)           117,370       97,776
  Interest payable                                      2,697        2,052
  Taxes payable                                           100          100
  Note payable - related party (Note 6)                67,627       62,179
                                                   -----------  -----------
     Total Current Liabilities                        243,578      188,621
                                                   -----------  -----------
Stockholders' Equity
--------------------
  Common Stock, authorized 50,000,000
   shares of $.001 par value, 14,145,500 &
   14,142,000 issued and outstanding
   respectively                                        14,145       14,142
  Additional Paid in Capital                           30,232       29,325
  Deficit Accumulated During the
   Development Stage                                 (243,523)    (187,697)
                                                   -----------  -----------
     Total Stockholders' Equity                      (199,146)    (144,230)
                                                   -----------  -----------
     Total Liabilities and Stockholders' Equity    $   44,432  $    44,391
                                                   ===========  ===========


               See accompanying notes to financial statements

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                    Statements of Operations (Unaudited)

                                                                            For the
                                                                             Period
                                For the    For the    For the    For the    October
                                 Three      Three       Six        Six      5, 1998
                                Months     Months      Months    Months    (Inception)
                                 Ended      Ended      Ended     Ended         to
                               June 30,   June 30,   June 30,   June 30,     June 30,
                                 2001       2000       2001       2000        2001
                              ---------- ---------- ---------- ----------  ----------

Revenues:
  Consulting Revenues         $     -    $     -    $  11,548  $     -     $   11,548
                              ---------- ---------- ---------- ----------  ----------

Expenses:
  General and administrative     40,728      6,922     64,719     21,079     230,234
  Depreciation expense            1,005        764      2,010      1,502       8,324
  Research & Development            -          -          -          -        13,716
  Interest expense                  318        454        645        494       2,697
                              ---------- ---------- ---------- ----------  ----------
     Total Expenses              42,051      8,140     67,374     23,075     254,971

Net (Loss) Before Taxes       $ (42,051) $  (8,140) $ (55,826) $ (23,075)  $(243,423)
                              ---------- ---------- ---------- ----------  ----------
  Taxes                             -          100        -          100         100
                              ---------- ---------- ---------- ----------  ----------
Net (Loss)                    $ (42,051) $  (8,240) $ (55,826) $ (23,175)  $(243,523)
                              ========== ========== ========== ==========  ==========
Net (Loss) Per Share              (0.00)     (0.00)     (0.00)     (0.00)

Weighted average
  shares outstanding          14,144,577 14,142,000 14,143,288 14,142,000
                              ========== ========== ========== ==========



               See accompanying notes to financial statements



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                  For the
                                              For        For       Period
                                           the Six    the Six     October
                                            Months     Months     5, 1998
                                            Ended      Ended        to
                                           June 30,   June 30,    June 30,
                                             2001       2000        2001
                                          ---------- ----------  ----------
Cash Flows from Operating Activities
  Net (Loss)                              $ (55,826) $ (23,175)  $(243,523)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Add depreciation expense                  2,010      1,502       8,324
    (Gain) Loss on sale of equipment            -          -           (50)
    Stock for services/expenses                 910        -         5,927
   (Increase) in accounts receivable         (6,590)       -        (6,590)
    Increase in accounts payable             49,509     35,680     175,951
                                          ---------- ----------  ----------
     Net cash flows provided
     (used) by operating activities          (9,987)    14,007     (59,961)

Cash Flows from Investing Activities:
  Purchase of patent                          6,628         -      (11,372)
  Sale of fixed assets                           -         200      (8,311)
  Purchase of fixed assets                       -     (12,491)     (7,942)
                                          ---------- ----------  ----------
     Net cash flows provided
     (used) by investing activities           6,628    (12,291)    (27,625)

Cash Flows from Financing Activities:
  Cash from stock sales                          -          -       25,450
  Cash from notes                             5,448      4,550      67,627
                                          ---------- ----------  ----------
     Net cash flows provided
     (used) by financing activities           5,448      4,550      93,077

Net increase (decrease) in cash               2,089     (6,266)      5,491
Cash, beginning of period                     3,402      3,222          -
                                          ---------- ----------  ----------
Cash, end of period                       $   5,491  $   9,488   $   5,491
                                          ========== ==========  ==========

Cash paid for:
  Interest                                $     -    $     -              $
  -
  Taxes                                   $     -    $     100   $     200

Stock issued for assets                   $     -    $     -              $
  18,010
Stock issued for Services                 $     -    $     -              $
  917


               See accompanying notes to financial statements


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2001

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



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

          Deferred tax assets and the valuation account at December 31, 2000 is as follows:
          Deferred tax asset:
             NOL carryforward           $  63,580
             Valuation allowance        $ (63,580)
                  Total                 $    -

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

          Property, Plant and Equipment consist of the following:

                                                June 30,  December 31,
                                                  2001         2000

                                             ------------ ------------
     Generator - SW2                         $     2,435   $    2,435
     Furniture & Fixtures                          2,429        2,429
     Vehicle                                      15,403       15,403
     Machinery                                       525          525
                                             ------------ ------------
       Total property, plant and equipment        20,792       20,792
       Less: accumulated depreciation             (8,324)      (6,314)
                                             ------------ ------------
       Net Property, Plant and Equipment     $    12,468  $    14,478
                                             ============ ============

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $1,005 for the three months ended June 30, 2001.

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2001

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The SACUM patent will be amortized over 15 years, commencing in the year it becomes operational.

NOTE 5 - Related Party Transactions

          The Company currently has a contract with the chief executive officer of the Company at a rate of $105 per hour. As of June 30, 2001, the Company owes $117,370 in services performed that extend back to 1998.

          On October 15, 2000, Randall Peterson purchased all debt owed to Morning Star Investments. The new debt agreement is unsecured and carries an annual interest rate of 7% up to the year ended December 31, 2000. Beginning January 1, 2001 the interest rate on the note has decreased to 2% at the request of Mr. Peterson. The principal and accrued balance at June 30, 2001 is $64,899. Interest expense for the quarter ended June 30, 2001 is $311.

NOTE 6 - Note & Interest Payable Related Party

          Note & Interest payable - related party are as follows:

          Note & interest payable to Randall Peterson, President and shareholder of the Company, accruing
             interest at a rate of 7% per year during 2000
             and 2% thereafter.  This note is unsecured and
             payable on demand                                   $  64,899
                                                                 ----------
        Total Notes Payable - Related Party                      $  64,899
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

     Once the technology is fully tested and demonstrated to the mining industry and as opportunities allow, the Company may manufacture its equipment or enter into a long term joint venture with an existing manufacturing company already established in the mining industry and/or license the technology to an existing mining company with it's own manufacturing capabilities.

     Results of Operations
     ---------------------
     During the second quarter the company continued development of the Softwall Mining Technology at Brigham Young University. This work involved further field-testing and evaluation of the SW2 prototype. Video tapes were recorded of the SW2 in operation in a sand pile at the test site. Arrangements were made with the owner of the test site to keep the prototype at the site for further testing next year. The company was pleased with the results of the field tests and promised to issue 500 shares of stock to each of the BYU students who participated in the project as a token of appreciation for a job well done.

     The company is enthusiastic about the test results and is actively seeking venture capital and debt financing to put a full-scale machine to work. Raising money is now the most important step and absolutely critical to organizing a production scale machine. The company plans to co sponsor one more year of university work to make minor modifications to the machine before transporting to a mine site for production testing.

     The company has made arrangements to acquire new mining technology to compliment its SACUM and Softwall Mining systems. In exchange for a non-refundable promissory note for $2,000 the company has Right of first refusal on the Self-Advancing Mining Sled (SAMS) from Randall Peterson the president of the company. David Hettinger invented SAMS while under contract with Randall Peterson in January of 1998 prior to forming the company.

     The company has begun the evaluation of the tarsands project near Vernal and has bid on contract mining opportunities at coal mines in Wyoming and other confidential joint venture operations.

     Plan of Operations
     -------------------
     Business plans were modified to reflect the Tarsands opportunities and other confidential mining opportunities. The strategic plan of the company now is to focus its attention on the contract mining opportunities that it can obtain using the SACUM technology and likewise with Softwall as it is further developed.

     The company has learned that while mines are slow to adopt new methods, they are eager to retain the services of a contract-mining firm at fixed unit prices that are mutually beneficial to both owner and contractor. The company believes that contract mining with its SACUM Conveyor is the best opportunity to generate cash in this way.

     Critical to putting the SACUM Conveyor to work is the continuous miner face cutting equipment that is required. The company intends to purchase the Joy 12 CM 12 from Whet Investments and has equity in the machine due to consulting work performed on their behalf. Softwall is still negotiating a puchase agreement.

     Softwall
     --------
     The testing that began in the first quarter was completed in early April. BYU's Professor K.S. Mortensen has led the work and is presently in the process of writing up a technical article to summarize and document the finding from the last 3 years of engineering, manufacturing and testing the SW2 prototype. The work planned for this coming school year will involve making the hardware modifications to the locking mechanism and adding a guide-bar as will be described in his article. This article will be published in one of the technical journals and will be placed on the company web site.

     SACUM
     -----
     In the process of bidding contract-mining work the company has come up with a shortened version of the SACUM conveyor, which will reduce capital costs.

     The company anticipates that mine operations using the SACUM Conveyor in contract operations will best demonstrate the systems. Moreover, the company anticipates that such operations offer the quickest way to earnings to fund further softwall development and development of other mining technology. Therefore, SACUM is an important part of both short-term and the long-term growth strategies.

     The company has been watching the coal and energy industries with keen interest. The application of SACUM from the highwall offers surface coal producers the potential to produce low cost coal to help meet rising demands for coal in the US. The company anticipates that SACUM technology will be quickly adopted and deployed as soon as it is commercially available. Firm price quotations have been received from Cambelt International of Salt Lake City, Utah for manufacturing 5,000 feet of structure for a particular coal acquisition project. The cost estimates indicate that the SACUM Conveyor can be manufactured a costs less than the next best highwall mining technology.



                                  PART II

OTHER INFORMATION

     Item 1.   Legal Proceedings                                      None

     Item 2.   Changes in Securities                                  None

     Item 3.   Defaults Upon Senior Securities                        None

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                       None

     Item 5.   Other Information                                      None

     Item 6.   Exhibits and Reports on Form 8-K                       None


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated August 14, 2001              Softwall Equipment Corporation

                                   /s/ Randall Peterson