Form 10QSB
period 2001-09-30
SOFTWALL EQUIPMENT CORP
filed 2001-11-20
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                  For Quarter Ended   September 30, 2001
                                     --------------------

                 Commission File Number      0001082562
                                            ------------

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

                           11602 Colchester Drive
                             SANDY, UTAH 84092
                  ---------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number
     including area code                                 (801) 572-4724
                                                      ---------------------

                                    N/A
               ---------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                            Yes   X      No
                               -------     -------

and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                               -------     -------

                                 14,145,500
                        ----------------------------
                        (Number of shares of common
                          stock the registrant had
                    outstanding as of November 13, 2001)
                                     -----------------


                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from December 31, 2000 through September 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                   Assets

                                               September 30,   December 31,
                                                   2001           2000
                                               -------------  -------------
Current Assets
--------------
  Cash                                         $      1,818   $      3,402
  Accounts receivable                                 6,590         -
                                               -------------  -------------

     Total Current Assets                             8,408          3,402
                                               -------------  -------------
Property Plant and Equipment-(net) (Note 3)          19,620         14,478
-------------------------------------------    -------------  -------------

Other Assets
------------
  Patent (Note 4)                                    20,480         26,511
                                               -------------  -------------
  Total Assets                                 $     48,508   $     44,391
                                               =============  =============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts payable and accrued expenses        $     49,101   $     26,514
  Accounts payable - related party (Note 5)         125,055         97,776
  Interest payable                                    4,999          2,052
  Taxes payable                                       -                100
  Note payable - related party (Note 6)              90,180         62,179
                                               -------------  -------------

  Total Current Liabilities                         269,335        188,621
                                               -------------  -------------
Stockholders' Equity
--------------------
  Common Stock, authorized 50,000,000
   shares of $.001 par value, issued and
   outstanding 14,145,500 and 14,142,000
   respectively                                      14,145         14,142
  Additional Paid in Capital                         30,232         29,325
  Deficit Accumulated During the
   Development Stage                               (265,204)      (187,697)
                                               -------------  -------------
     Total Stockholders' Equity                    (220,827)      (144,230)
                                               -------------  -------------
     Total Liabilities and
     Stockholders' Equity                      $     45,508   $     44,391
                                               =============  =============

              See accompanying notes to financial statements.
                                     3
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations

                                                                           For the
                                                                            Period
                                                                          October 5,
                              For the Three            For the Nine      (Inception)
                              Months Ended             Months Ended            to
                              September 30,            September 30,       September
                            2001        2000         2001        2000       30, 2001
                        ----------- -----------  ----------- -----------  -----------
Revenues:
---------
  Consulting Revenues   $    -      $    -       $   11,548  $    -       $   11,548
                        ----------- -----------  ----------- -----------  -----------
Expenses:
---------
  General &
   administrative            4,945       1,727       69,664      26,226      235,229
  Depreciation expense       1,434       2,412        3,444       3,323        9,758
  Research &
   Development               3,000       4,428        3,000      13,522       16,716
  Interest expense           2,302         957        2,947       1,451        4,999
                        ----------- -----------  ----------- -----------  -----------
     Total Expenses         11,681       9,524       79,055      44,522      266,702

Net (Loss) Before
 Taxes                  $  (11,681) $   (9,524)  $  (65,507) $  (44,522)  $ (255,154)
                        ----------- -----------  ----------- -----------  -----------
   Taxes                      -           -            -           -             100

Other Income (Expense):
-----------------------
Gain on Sale of
 Equipment                    -           -            -             50           50
Abandoned Acquisition      (10,000)       -         (10,000)       -         (10,000)
                        ----------- -----------  ----------- -----------  -----------
Total Other Income
(Expense)                  (10,000)       -         (10,000)         50       (9,950)

Net (Loss)              $  (21,681) $   (9,524)  $  (77,507) $  (44,472)   $(265,204)
                        =========== ===========  =========== ===========  ===========
Net (Loss) Per Share         (0.00)      (0.00)       (0.00)      (0.00)

Weighted average
 shares outstanding     14,145,500  14,142,000   14,196,026  14,138,757
                        =========== ===========  =========== ===========


              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                            For the Period
                                                              from October
                                                 For the          5, 1998
                                            Nine Months Ended  (Inception)
                                          September  September   September
                                           30, 2001   30, 2000    30, 2001
                                          ---------- ----------  ----------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                              $ (77,507) $ (44,472)  $(265,204)
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Add depreciation expense                  3,444      3,914       9,758
    (Gain) Loss on sale of equipment           -           (50)        (50)
    Stock for services/expenses                 910          7       5,927
    (Increase) decrease in accounts
     receivable                              (6,590)      -         (6,590)
    Increase (decrease) in accounts
     payable                                 52,714     14,781     179,156
                                          ---------- ----------  ----------
   Net cash flows provided
   (used) by operating activities           (27,029)   (25,820)    (77,003)

Cash Flows from Investing Activities:
-------------------------------------
  Purchase of patent                          6,630    (18,000)    (11,970)
  Sale of fixed assets                          -          200      (8,311)
  Purchase of fixed assets                   (8,587)    (3,078)    (16,529)
                                          ---------- ----------  ----------
   Net cash flows provided
    (used) by investing activities           (2,557)   (20,878)    (27,625)

Cash Flows from Financing Activities:
-------------------------------------
  Cash from stock sales                         -       55,850      25,450
  Cash from notes                            28,002        -        90,181
                                          ---------- ----------  ----------
   Net cash flows provided
    (used) by financing activities           28,002     55,850     115,631

   Net increase (decrease) in cash           (1,584)     9,152       1,818

   Cash, beginning of period                  3,402      3,222         -
                                          ---------- ----------  ----------
   Cash, end of period                    $   1,818  $  12,374   $   1,818
                                          ========== ==========  ==========
Cash paid for:
  Interest                                $    -     $    -      $    -
  Taxes                                   $    -     $     100   $     200
  Stock issued for assets                 $    -     $    -      $  18,010
  Stock issued for Services               $    -     $    -      $     917

               See accompanying notes to financial statements.
                                     5


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2001

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

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2001

NOTE 1 - Summary of Significant Accounting Policies (continued)

     Deferred tax assets and the valuation account at December 31, 2000 is as follows:

               Deferred tax asset:
                  NOL carryforward                     $  63,580
                  Valuation allowance                  $ (63,580)
                                                       ----------
                    Total                              $    -
                                                       ==========

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

          Property, Plant and Equipment consist of the following:

                                               September 30,   December 31,
                                                    2001           2000
                                               -------------  -------------
          Generators                           $     11,022   $      2,435
          Furniture & Fixtures                        2,429          2,429
          Vehicle                                    15,403         15,403
          Machinery                                     525            525
                                               -------------  -------------
            Total property, plant and
             equipment                               29,379         20,792
            Less: accumulated depreciation           (9,759)        (6,314)
                                               -------------  -------------
            Net Property, Plant and Equipment  $     19,620   $     14,478
                                               =============  =============

                      Softwall Equipment Corporation
                      (a Development Stage Company)
                    Notes to the Financial Statements
                             September 30, 2001

NOTE 3 - Property, Plant and Equipment (continued)

          Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense is $1,435 for the three months ended September 30, 2001.

NOTE 4 - Patent

          The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The SACUM patent will be amortized over 15 years, commencing in the year it becomes operational.

NOTE 5 - Related Party Transactions

          The Company currently has a contract with the chief executive officer of the Company at a rate of $105 per hour. As of September 30, 2001, the Company owes $125,055 in services performed that extend back to 1998.

          On October 15, 2000, Randall Peterson purchased all debt owed to Morning Star Investments. The new debt agreement is unsecured and carries an annual interest rate of 7% up to the year ended December 31, 2000. Beginning January 1, 2001 the interest rate on the note has decreased to 2% at the request of Mr. Peterson. The principle and accrued balance at September 30, 2001 is $95,180. Interest expense for the quarter ended September 30, 2001 is $2,302.

NOTE 6 - Note Payable Related Party

          Notes payable - related party are as follows:

          Note payable to Randall Peterson, President and
          shareholder of the Company, accruing interest
          at a rate of 7% per year during 2000 and 2%
          thereafter.  This note is unsecured and
          payable on demand.
                         Principal                               $  90,181
                         Interest                                    4,999
                                                                 ----------
          Total Notes Payable - Related Party                    $  95,180

                                                                 ==========

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

     IMC Phosphates (formerly IMC Agrico) has donated funds to BYU for the continuing development of Softwall technology and the Company has matched those contributions with Peterson's paid professional time.
     Future capital funding will come from private placements, government grants, debt financing, and additional offerings. Peterson intends to combine his consulting practice as part of the Company when the Company is in a financial position to pay him a salary.

     Results of Operations
     ---------------------
     During the 3rd quarter the company pursued international patent protection for its Continuation in Part Patent Application of the Softwall Mining Method and Device this was done in joint cooperation with IMC Phosphates.

     The company prepared project scope for co-sponsoring further field testing of the SW2 machine at BYU with IMC Phosphates. The company is enthusiastic about the test results from last year and actively seeks venture capital to put a full-scale machine to work. The company anticipates that the SW2 machine will be ready for testing at IMC Phosphates mines near Lakeland, Florida during the summer of 2002.

     Raising money now is quite critical to organizing a production scale Softwall machine and to commercialization of the SACUM conveyor. Funding continues to be the major focus of management.

     Plan of Operations
     ------------------
     The company has learned that while mines are slow to adopt new methods they are eager to retain the services of a contract-mining firm at fixed unit prices that are mutually beneficial to both owner and contractor. The company still believes that contract mining with its SACUM Conveyor is the best opportunity to generate cash.

     Critical to offering contract mining services and putting the SACUM Conveyor to work is the continuous miner face cutting equipment. The company made a non-refundable deposit of $10,000 to purchase a Joy 12 CM 12 from Whet Investments according to an option agreement.

     Softwall
     --------
     BYU's Professor K.S. Mortensen has completed the technical article to summarize and document the things learned in the last 3 years of engineering, manufacturing and testing the SW2 prototype. The work planned for this coming year will involve making hardware modifications to the locking mechanism and adding a guide-bar to prevent vertical rotation. The article will be submitted for publication in Mining Engineering Magazine and placed on the company web site www.softwallequipment.com.

     SACUM
     -----
     The company recognizes that it must obtain venture funding to achieve
its goals.   It now seeks a partnership whereby it would license the SACUM technology to an operator in exchange for help with commercialization. The company still believes that mine operations will best demonstrate the systems and that such operations offer the quickest way to earnings to fund further softwall development and development of other mining technology. Therefore SACUM remains an important part of both short-term and the long-term growth strategies.

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . None

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . None

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . None

Item 4.  Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . . . . . . None

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . None

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . None


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 16, 2001              Softwall Equipment Corporation

                                     /s/ Randall Peterson
                                     ----------------------------------
                                     Randy Peterson, President