Form 10KSB
period 2001-12-31
SOFTWALL EQUIPMENT CORP
filed 2002-04-17
CIK 1082562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2001

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------     ---------

                      Commission File No.  0001082562
                                          -----------

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

                   11602 Colchester Drive Sandy UT 84092
                  ---------------------------------------
           (Address and zip code of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [x]

Revenue for the year ended 2001:   $11,548

Based upon the closing price of the registrant's Common Stock as of April 12, 2002 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $397,302.

As of April 14, 2001 the number of shares outstanding of the Registrant's Common Stock was 14,142,000. Documents incorporated by reference: Not applicable.
                             TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------

PART I

Item 1.     Description of Business. . . . . . . . . . . . . . . . . . . .3
Item 2.     Description of Properties. . . . . . . . . . . . . . . . . . .4
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .4
Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . .4

PART II
Item 5.     Market for Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .5
Item 6.     Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . . . . . .5
Item 7.     Financial Statements . . . . . . . . . . . . . . . . . . . . .6
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . 18

PART III

Item  9.    Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act. . . . . . . . . . . . . . . . . . . . . 18
Item 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . 20
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . 20
Item 12.    Certain Relationships and Related Transactions . . . . . . . 20

PART IV

Item 13.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 20

            Signature. . . . . . . . . . . . . . . . . . . . . . . . . . 21








                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate History

     The Company was formed under the laws of the State of Utah on October 5, 1998, for the purpose of engaging in the research, development and manufacture of mining equipment. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share.
The Company maintains its principal place of business at 11602 Colchester Drive, Sandy, Utah, 84092 and the Company's telephone number is (801) 572-4724. One of the express reasons for the founding of the Company is to develop and market the Softwall System. The Softwall System was invented by Randall Peterson, an officer and director of the Company, to adapt the methods of longwall mining to the conditions found in shallow, soft ore deposits such as those found in the phosphatic clays of North Central Florida. Peterson invented the system while acting as a consultant for IMC Phosphate Company's Technology Development Group in Mulberry, Florida and has a patent U.S. 6,086,159 on the system. He has granted the rights to exploit the Softwall System to the Company, although the extent of Peterson's rights to the system are subject to certain restrictions. The patent for the softwall invention is pending however a Notice of Allowance was issued on Jan 4, 2000 from the US Patent and Trademark Office.
Peterson has assigned his rights to the softwall patent to IMC Agrico but the assignment is subject to IMC Agrico's consummation of a License Agreement. The terms of this agreement are stipulated in a Letter of Intent LOA between Peterson and IMC Agrico dated February 9, 2000. Essentially the LOA stipulates that in lieu of payment for the invention Peterson will be granted exclusive rights to the softwall technology for non-phosphate applications worldwide and that IMC Agrico will retain an over-riding royalty of 12.5 % on royalties received by Peterson. Peterson retains the proceeds from manufacturing and sales.

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


                                     3
     The results of this testing revealed areas needing improvement in the hydraulic and mining water systems. In June and July 2000 the Company entered into a joint venture agreements with IMC Agrico to continue testing of the bench scale prototype and to build a second prototype the following year at BYU. To date the second year of Capstone prototyping is complete. Several improvements and simplifications have been made to the new prototype some of which may be the subject of additional patent applications. Description of the improvements were published to establish origination. The third year of testing and engineering at BYU further developed the machine and led to several new inventions, one of which was applied to a CIP patent which is now pending. The fourth year of testing and engineering was directed at solving problems with the locking mechanisms and installing guide bars to keep the machine mining in the horizontal plane.

     In December 2000 Peterson was awarded a US patent for his Surface Assisted Continuous Underground Mining (SACUM) Conveyor Invention. In 1999 another Capstone team at BYU prepared a mechanical engineering review of the SACUM system and constructed a 5 ft section of the SACUM conveyor along with monorail and tram drive systems.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None



                                     4
                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


                                                   High        Low
                                                ----------  ----------
     2001 Calendar Period:
          1st Quarter                           $    1.03   $     .38
          2nd Quarter                                 .50         .26
          3rd Quarter                                 .36         .16
          4th Quarter                                 .20         .07

     2002 Calendar Period:
          1st Quarter                                 .25         .06

     As of April 13, 2002, there were 59 stockholders of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     During 2001, the Company has been primarily involved in continuing research and development of its softwall and SACUM mining systems and in publications and trade shows to inform the mining and civil engineering communities about the company's technology. The company has not raised additional money through private placement but has borrowed from its President Randall Peterson to continue to fund minimal operations.

     Lack of capital has stifled the company's ability to acquire mining equipment for contract mining.

     The Company expensed approximately $2,636 in legal fees, legal fees in the continuing prosecution patents. The Company donated $9,000 to Brigham Young University for manufacturing and engineering evaluation of the Softwall Mining Prototype. It also contributed professional time on manufacturing its SW2 softwall prototype, which has matched in contribution by IMC Phosphates donations to BYU Capstone and cash payment to the Company.

     The Company reported a net loss of $(97,437) for 2001 as compared to a loss of $(119,682) for 2000 and $(33,765) for the year ended 1999.
Softwall's revenues were generated through consulting services by its President.

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

                                     5

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

ITEM 7.   FINANCIAL STATEMENTS

     (a) (1) Financial Statements. The following financial statements are included in this report:

     Report of Bierwolf, Nilson & Associates, Certified Public Accountants

     Balance Sheet as of December 31, 2001 and 2000.

     Statement of Operations - For the years ended December 31, 2001, 2000 and 1999 and for the period from October 5, 1998 to December 31, 2001.

     Statement of Stockholders' Equity - For the period from October 5, 1998 to December 31, 2001.

     Statement of Cash Flows - For the years ended December31, 2001, 2000 and 1999 and for the period from October 5, 1998 to December 31, 2001.

     Notes to Financial Statements








                                     6



/Letterhead/




                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Softwall Equipment Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Softwall Equipment Corporation (a Utah Corporation) as of December 31, 2001 and 2000, and the related statements of operations, retained earnings, and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softwall Equipment Corporation at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2001 in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has little operating capital and has had only startup operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
April 14, 2002

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                December 31


                                                       2001         2000
                                                   -----------  -----------
                                   ASSETS
Current Assets
--------------
  Cash (Note 2)                                    $    3,129   $    3,402

Property Plant & Equipment (Net) (Note 3)              18,187       14,478
-----------------------------------------          -----------  -----------

Other Assets
------------
  Patent (Note 4)                                      20,480       26,511
                                                   -----------  -----------
   Total Assets                                    $   41,796   $   44,391
                                                   ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses            $   63,411   $   26,514
  Accounts Payable - Related Party                       -          97,776
  Interest Payable                                      5,747        2,052
  Taxes Payable (Note 2)                                  200          100
  Note Payable-Related Party (Note 5)                 214,105       62,179
                                                   -----------  -----------
   Total Current Liabilities                          283,463      188,621

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 14,142,000, Respectively                14,142       14,142
  Capital in Excess of Par Value                       29,325       29,325
  (Deficit) Accumulated During
   Development Stage                                 (285,134)    (187,697)
                                                   -----------  -----------
   Total Stockholders' Equity                        (241,667)    (144,230)
                                                   -----------  -----------
   Total Liabilities and Stockholders' Equity      $   41,796   $   44,391
                                                   ===========  ===========




 The accompanying notes are an integral part of these financial statements.
                                     8

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                                  For the
                                                                   Period
                             For the      For the     For the     October
                               Year        Year        Year       5, 1998
                              Ended        Ended       Ended    (Inception)
                            December     December    December   to December
                            31, 2001     31, 2000    31, 1999    31, 2001
                         ------------  ----------- -----------  -----------
Revenue                  $    11,548   $    -      $     -      $   11,548
-------                  ------------  ----------- -----------  -----------
Expenses
--------
  General &
   Administrative             87,413      100,523      64,792      252,778
  Depreciation                 4,878        3,538       2,776       11,192
  Interest Expense             3,695        1,855         197        5,747
  Research & Development       2,999       13,716        -          16,715
                         ------------  ----------- -----------  -----------
   Total Expenses             98,985      119,632      67,765      286,432

   Net Loss from
   Operations                (87,437)    (119,632)    (67,765)    (274,884)

Other Income (Expenses)
-----------------------
  Loss on Abandonment of
   Purchase Agreement        (10,000)        -           -         (10,000)
  Gain (Loss) on Sale
   of Equipment                 -              50        -              50
                         ------------  ----------- -----------  -----------
   Total Other
   Income (Expenses)         (10,000)          50        -          (9,950)

   Income (Loss)
   Before Taxes              (97,437)    (119,582)    (67,765)    (284,834)

   Taxes (Note 3)               -             100         100          300
                         ------------  ----------- -----------  -----------
   Net Income (Loss)     $   (97,437)  $ (119,682) $  (67,865)  $ (285,134)
                         ============  =========== ===========  ===========
   Loss Per Common
   Share                 $     (.007)  $    (.008) $    (.007)

   Weighted Average
   Shares Outstanding     14,142,000   14,139,577   9,626,666



 The accompanying notes are an integral part of these financial statements.
                                     9

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2001

                                                                Accumulated
                                                                   Deficit
                                                    Additional   During the
                                Common Stock          Paid-In   Development
                             Shares       Amount     Capital        Stage
                          -----------  ----------- -----------  -----------
Balance at Inception
October 5, 1998                 -      $     -     $     -      $     -

Shares Issued for
Equipment & Cash at
$.0016 per Share           8,125,000        8,125       5,075         -

Net Loss Year Ended
December 31, 1998               -            -           -            (150)
                          -----------  ----------- -----------  -----------
Balance
December 31, 1998          8,125,000        8,125       5,075         (150)

Shares Issued for Cash
at $.03 per Share          1,000,000        1,000      29,000         -

Less: Offering Costs            -            -         (4,750)        -

Shares Issued for Patent   5,010,000        5,010        -            -

Net Loss Year Ended
December 31, 1999               -            -           -         (67,865)
                          -----------  ----------- -----------  -----------
Balance
December 31, 1999         14,135,000       14,135      29,325      (68,015)

Shares Issued for
Services at $.001
per Share                      7,000            7        -            -

Net Loss Year Ended
December 31, 2000               -            -           -        (119,682)
                          -----------  ----------- -----------  -----------
Balance
December 31, 2000         14,142,000       14,142      29,325     (187,697)



                                 Continued
                                     10
                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2001

                                                                Accumulated
                                                                   Deficit
                                                    Additional   During the
                               Common Stock          Paid-In    Development
                             Shares       Amount     Capital        Stage
                          -----------  ----------- -----------  -----------
Net Loss Year Ended
December 31, 2001               -            -           -         (97,437)
                          -----------  ----------- -----------  -----------
Balance
December 31, 2001         14,142,000   $   14,142  $   29,325   $ (285,134)
                          ===========  =========== ===========  ===========





 The accompanying notes are an integral part of these financial statements.
                                     11










                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       For the
                                                                        Period
                                  For the      For the     For the     October
                                    Year        Year        Year       5, 1998
                                   Ended        Ended       Ended    (Inception)
                                 December     December    December   to December
                                 31, 2001     31, 2000    31, 1999    31, 2001
                              ------------  ----------- -----------  -----------
Cash Flows from
Operating Activities
--------------------
 Net (Loss)                   $   (97,437)   $(119,682) $  (67,865)  $ (285,134)
 Adjustments to
  Reconcile Net Income
  to Net Cash Provided
  by Operating Activities:
  Depreciation & Amortization       4,878        3,538       2,776       11,192
  Stock for Services Expenses        -               7       5,010        5,017
  (Gain) on Sale of Equipment        -             (50)       -             (50)
  Increase (Decrease) in
   Accounts Payable & Accrued
   Expenses                       (60,779)      82,452      41,838       76,461
  Increase (Decrease) in
   Interest Payable                 3,695        2,052        -           5,747
                              ------------  ----------- -----------  -----------
  Net Cash Used by
  Operating Activities           (149,643)     (31,683)    (18,241)    (186,767)

Cash Flows from
Investing Activities
--------------------
 Purchase of Fixed Assets          (8,587)      (6,187)     (1,755)     (29,379)
 Sale of Fixed Assets                -             200        -             200
 Purchase of Patent                  -         (18,000)     (8,511)     (26,511)
 Reimbursement for Patent
  Costs                             6,031         -           -           6,031
                              ------------  ----------- -----------  -----------
  Net Cash Provided by
  Investing Activities             (2,556)     (23,987)    (10,266)     (49,659)



                                 Continued
                                     12
                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows

                                                                       For the
                                                                        Period
                                  For the      For the     For the     October
                                    Year        Year        Year       5, 1998
                                   Ended        Ended       Ended    (Inception)
                                 December     December    December   to December
                                 31, 2001     31, 2000    31, 1999    31, 2001
                              ------------  ----------- -----------  -----------
Cash Flows from
Financing Activities
--------------------
 Proceeds from Stock Sales           -            -         25,250       25,450
 Proceeds from Notes              151,926       55,850       6,329      214,105
                              ------------  ----------- -----------  -----------
  Net Cash Provided by
  Financing Activities            151,926       55,850      31,579      239,555

  Increase in Cash                   (273)         180       3,072        3,129

  Cash at Beginning
  of Period                         3,402        3,222         150         -
                              ------------  ----------- -----------  -----------

  Cash at End of Period       $     3,129   $    3,402  $    3,222   $    3,129
                              ============  =========== ===========  ===========
Supplementary Cash
Flow Information
----------------
 Interest                     $      -      $     -     $     -      $     -
 Taxes                               -             100         100          200

Non Cash Disclosures
--------------------
 Stock Issued for Assets             -            -           -          18,010
 Stock Issued for Services           -               7       5,010        5,017


 The accompanying notes are an integral part of these financial statements
                                     13
                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2001

NOTE #1 - Corporate History
---------------------------

     Softwall Equipment Corporation (the "Company") was incorporated under the laws of the State of Utah on October 5, 1998 for the purpose of manufacturing mining equipment. The Company has yet to begin operations and generate revenue.

     The Company is in the development stage according to Financial Accounting Standards Board Statement No. 7, since it has yet to fully develop any material income from its stated primary objective. All income, expenses, cash flows and stock transactions are reported since inception.

NOTE #2 - Significant Accounting Principles
-------------------------------------------

     Accounting Method
     -----------------
     The Company recognizes income and expense on the accrual basis of accounting.

     Earnings (Loss) Per Share
     -------------------------
     The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Provision for Income Taxes
     --------------------------
     The Company adopted Statement of Financial Standards No. 109
"Accounting for Income Taxes" in the year ended December 31, 1998.

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

     No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $285,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.


                                 Continued
                                     14


                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2001

NOTE #2 - Significant Accounting Principles -continued-
-------------------------------------------

     Deferred tax assets and the valuation account at December 31, 2001 is as follows:

     Deferred tax asset:                               2001         2000
                                                   -----------  -----------
          NOL Carryforward                         $   85,540   $   56,309
          Valuation Allowance                         (85,540)     (56,309)
                                                   -----------  -----------
               Total                               $     -      $     -
                                                   ===========  ===========
     The Company has accrued minimum state income taxes for the periods ending December 31, 2001 and 2000.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the time of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve reliance on management's estimates.

NOTE #3 - Property, Plant and Equipment
---------------------------------------

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred.

     Property, plant and equipment consist of the following:

                                                              December 31,
                                                       2001         2000
                                                   -----------  -----------
     Computer                                      $    2,435   $    2,435
     Furniture and Fixtures                             2,429        2,429
     Vehicle                                           15,403
     15,403
     Machinery                                          9,112          525
                                                   -----------  -----------
          Total Property, Plant & Equipment            29,379       20,792
          Less: accumulated depreciation              (11,192)      (6,314)
                                                   -----------  -----------
          Net Property, Plant and Equipment        $   18,187   $   14,478
                                                   ===========  ===========


                                 Continued
                                     15

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2001

NOTE #3 - Property, Plant and Equipment continued
---------------------------------------

     Depreciation
     ------------
     The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense for 2001 is $4,878 and $3,538 in 2000.

NOTE #4 - Patent
----------------
     The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The Sacum patent will be amortized over 15 years, commencing in the year it becomes operational.

NOTE #5 - Related Party Transactions
------------------------------------
     The Company has a consulting contract with the chief executive officer of the Company at a rate of $105 per hour. The amount payable and contract date back to 1999. As of December 31, 2001 the balance due to Mr. Peterson totaled $130,515 with accrued interest of $2,197.

     In a separate transaction dated October 15, 2000, Mr. Petereson purchased all debt owed to Morning Star Investments. The new debt agreement is unsecured and carries an annual interest rate of 7% up to the year ended December 31, 2000. Beginning January 1, 2001 the interest rate on the note has decreased to 2% at the request of Mr. Peterson. The principle and accrued balance at December 31, 2001 is $90,180. Interest expense for 2001 is $3,550.

     Short term note payables are detailed in the following schedule as of December 31, 2001 and 2000.

                                                      2001          2000
                                                   -----------  -----------
     Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 2% per annum            $  129,925   $   97,776

     Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 2% per annum                90,180       62,179
                                                   -----------  -----------
          Total Notes Payable Related Party        $  214,105   $  159,955
                                                   ===========  ===========



                                 Continued
                                     16


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2001

NOTE #6 - Common Stock Transactions
-----------------------------------

     During the year 2000, the Company issued 7,000 shares of common stock for services rendered in completion of the Softwall System prototype.

NOTE #7 - Going Concern
-----------------------

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





                                     17
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of March 14, 2001.

               Name                       Age     Office with the Company
               --------------------      ----     -------------------------
               Randall D. Peterson         47     President/Director
               11602 Colchester Drive
               Sandy, Utah 84092

               Sally W. Peterson           39     Secretary/Treasurer/Director
               11602 Colchester Drive
               Sandy, Utah 84092

     Randall Peterson is 47 years of age and is President, CEO and a Director of the Company and has over 20 years of experience in working for mining companies in underground coal and trona and surface mental mining. From 1997 to 2000 he has acted as Managing Director/ Engineer and principal consultant to South East International of Camden Australia and Salt Lake
City, Utah, and as an independent mining consultant.   He has provided
consulting services during this time period to numerous companies including Shell Coal of Brisbane, Australia; Allied Bellambi Colleries, Wollongong, Australia; Savage Togara North of Brisbane, Qld, Australia; IMC Agrico Technology Development Group, Mulberry, Florida, Wyoming and West Virginia Mining Company, Rock Springs, Wyoming, in addition to Union Pacific Resources of Texas. His consultation services for the foregoing companies covered a wide range including such things as evaluations of mining methods and options, mining training services, mine plan and project evaluations. And economic feasibility evaluations and mine care and maintenance. From 1995 through 1997, Peterson was project manager for NorWest Mines Services, Inc., Salt Lake City, Utah where he acted as project manager, coordinator, engineer and consultant for a wide variety of underground mine design, improvement, feasibility evaluation projects. These projects involved numerous mining ventures throughout the world. He was also contracted temporarily as an Instructor for the University of Utah where he taught senior level design courses for the Department of Mining and Engineering. From 1990 through 1995, Peterson acted as Superintendent of Mine Engineering for General Chemical Soda Ash Partners in Green River Wyoming. His position included acting as Mine Manager on weekends; management of 2-8 man engineering department; mine planning, technical and design support services for underground operations; planning, coordination and supervision of a new mine shaft construction, among other responsibilities. From 1989 to 1990, he was Chief Engineer and Technical Services Manager for Sunnyside Mines, Sunnyside, Utah and from 1988-1989, he was a mine shift supervisor for Barneys Canyon Mine, Kennecott Gold, Bingham, Utah. He was a project engineer for the Twentymile Park Project, Getty Mining Company in Salt Lake from 1983-1985. Peterson was Mine Engineer fro Plateau Mining Company, a subsidiary of Getty Mining Company, in Price, Utah, from 1981 through 1983 and from 1979 through 1981 he was a section foreman and mine engineer for Hawks Nest Mines. Western Slope Carbon (a subsidiary of Northwest Pipeline Corporation fo Somerset, Colorado).


                                     18
     Mr. Peterson's education includes a Master of Science in Mining Engineering from the University of Utah in 1988 . He also received a Master of Business Administration from the University of Utah in 1988 and is a member of the Beta Gamma Sigma Honor Society for Collegiate Schools of Business. He received his Bachelors of Science in Mining Engineering from that same university in 1979 and has completed continuing education courses at Western Wyoming Community College in AutoCAD in 1993. He is a Registered Professional Engineer in Utah, Colorado and Wyoming. He is a certified MSHA Instructor and a certified Mine Foreman for Underground Coal in Colorado, Utah and Wyoming; and a Certified Underground Trona Foreman in Wyoming.

     Mr. Peterson has been published on numerous occasions since 1988 and the author of Softwall Mining - New Mining Technology for Mining Phosphatic Clay Beds and other deposits in soft shallow conditions, which was presented at the mechanical mining session of the SME/AIME Annual Convention in Orlando, Florida USA in March 1998. He is also the inventor of several mining innovations including two which have been awarded US patents and one with patent pending US and International patents pending: the Surface Assisted Underground Mining Method for Coal and Hard Strata-bound Rock Deposits and the Softwall Mining Process for Phosphatic Clays, and one which has been awarded a patent, a wall-to -wall mining method for surface mining transition to longwall.

     Sally Peterson - 39, is the Company's Secretary/Treasurer and a director. Although Sally Peterson currently is a homemaker, and has not been employed since 1990, she was a kindergarten teacher from 1987 through 1990 at Uintah Elementary School, in Salt Lake City, Utah. In 1986, she worked as a clerk for Mountain Fuel Supply Company, in Salt Lake City. From 1979 through 1983, Mrs. Peterson was insurance rater/underwriter for American National General Agencies also in Salt Lake City, Utah. Mrs. Peterson has a Bachelor of Science in Elementary Education from the University of Utah which she received in 1986. She has also completed continuing education and training associated with her field in 1989 and 1998.

Committees

     None

ITEM 10.  EXECUTIVE COMPENSATION.

     No officer and directors of the Company have received ANY Compensation, either directly or indirectly, including benefits in the past twelve months. There are no formal employment contracts in effect which would result in any of the officers or directors, including the CEO, receiving any compensation. However, the Company does intend to compensate Mr. Randall Peterson for consulting services rendered to the Company during the next twelve months and thereafter. As of this date, Peterson anticipates expending approximately 30% of his time in consulting services to the Company in the next 12 months of operation. Accordingly, the Company will compensate Peterson at a rate of $105 per hour, which is standard in the industry and with Peterson's expertise and experience. In addition Peterson will be allowed the use of the Company's vehicle. However, Peterson may be required to take compensation in the from of stock, or stock options, or , the Company may be required to execute a promissory note in favor of Peterson in lieu of wages. In addition, the Company has and will continue to allow Peterson to utilize the Company's vehicle to conduct Company business, and for personal use.


                                     19

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of April 14, 2002, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding. Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.

     Name & Address of        Amount & Nature of           Percentage
     Beneficial Owner         Beneficial Owners              of Class
     --------------------     -------------------          -----------
     Randall Peterson
     (President & CEO,
      Director)               11,658,860                        82.44

     Sally Peterson           11,658,860                        82.44
     (Treasurer, Director)


     Total Shares             11,658,860                        82.44

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Randall Peterson, the President, CEO, and a director of the Company, who is also the inventor of the Softwall System is the husband of Sally Peterson, who is a director and the Company's Secretary/Treasurer.

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

          None.

(b)  Reports on Form 8-K

          None.

                                 SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Softwall Equipment Corporation

Dated: April 14, 2002                By:   /s/ Randall Peterson
                                     -----------------------------------
                                     Director

Dated: April 14, 2002                By: /s/ Sally Peterson
                                     -----------------------------------
                                     Director













                                     21