Form 10QSB
period 2002-03-31
SOFTWALL EQUIPMENT CORP
filed 2002-05-20
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                For Quarter Ended        March 31, 2001
                                       -----------------
                 Commission File Number      0001082562
                                            ------------

                          SOFTWALL EQUIPMENT CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

            UTAH                                            87-06254752
--------------------------------                       --------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

                           11602 COLCHESTER DRIVE
                             SANDY, UTAH 84092
                  ----------------------------------------
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

                                 14,142,000
            ----------------------------------------------------
            (Number of shares of common stock the registrant had
                      outstanding as of May 10, 2001)
                                        -------------


                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through March 31, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                                     1
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                       March      December
                                                     31, 2002     31, 2001
                                                   -----------  -----------
                                                   (Unaudited)
                                   Assets
Current Assets
--------------
  Cash                                             $      147   $    3,129
  Accounts Receivable                                   2,200         -
                                                   -----------  -----------
     Total Current Assets                               2,347        3,129

Property Plant and Equipment                           16,753       18,187
----------------------------                       -----------  -----------

Other Assets
------------
  Patent                                               20,847       20,480
                                                   -----------  -----------
  Total Assets                                     $   39,947   $   41,796
                                                   ===========  ===========

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses            $   63,229   $   63,411
  Interest Payable                                      6,851        5,747
  Taxes Payable                                              -         200
  Note Payable - Related Party                        225,290      214,105
                                                   -----------  -----------
     Total Current Liabilities                        295,370      283,463

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 14,142,000 Respectively                 14,142       14,142
  Additional Paid in Capital                           29,325       29,325
  Deficit Accumulated During the
   Development Stage                                 (298,890)    (285,134)
                                                   -----------  -----------
     Total Stockholders' Equity                      (255,423)    (241,667)
                                                   -----------  -----------
     Total Liabilities and Stockholders' Equity    $   39,947   $   41,796
                                                   ===========  ===========


              See accompanying notes to financial statements.
                                     3



                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations

                                                              For the Period
                                                                  October

  5, 1998
                                                  For the Three Months Ended
  (Inception)
                                           March       March      to March
                                         31, 2002    31, 2001     31, 2002
                                       ----------- -----------  -----------

Revenues
--------

  Consulting Revenues                  $     -     $   11,548   $   11,548
                                       ----------- -----------  -----------
     Total Revenues                          -         11,548       11,548

Expenses
--------

  General and Administrative               11,217      23,991      263,996
  Depreciation Expense                      1,434       1,005       12,626
  Research & Development                     -           -          16,715
                                       ----------- -----------  -----------
     Total Expenses                        12,651      24,996      293,337
                                       ----------- -----------  -----------
     Loss from Operations                 (12,651)    (24,996)    (281,789)

Other Income (Expenses)
-----------------------

  Interest Expense                         (1,104)       (327)      (6,851)
  Loss on Abandonment of Purchase
   Agreement                                 -           -         (10,000)
  Gain (Loss) on Sale of Equipment           -           -              50
                                       ----------- -----------  -----------
     Total Other (Expenses)                (1,104)       (327)     (16,801)
                                       ----------- -----------  -----------
     (Loss) Before Taxes                     -           -        (298,590)

     Taxes                                   -           -             300
                                       ----------- -----------  -----------
     Net (Loss)                        $  (13,755) $  (13,775)  $ (298,890)
                                       =========== ===========  ===========
     Net (Loss) per Share              $    (0.00) $    (0.00)

     Weighted Average
     Shares Outstanding                14,142,000  14,142,000

              See accompanying notes to financial statements.
                                     4
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                        For the Period
                                                                            October
                                                                            5, 1998
                                                            For the Three Months Ended   (Inception)
                                                     March       March      to March
                                                   31, 2002    31, 2001     31, 2002
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                                     $  (13,755) $  (13,775)  $ (298,890)
  Adjustments to Reconcile Net (Loss) to
  Net Cash Provided by Operating Activities:
   Depreciation Expense                               1,434       1,005       12,626
   Stock for Services/Expenses                         -           -           5,017
   (Gain) on Sale of Equipment                         -           -             (50)
   (Increase) Decrease in Accounts Receivable        (2,200)     (6,590)      (2,200)
   Increase (Decrease) in Accounts Payable              721      10,525       82,930
                                                 ----------- -----------  -----------
     Net Cash Flows Provided (Used)
     by Operating Activities                        (13,800)     (8,835)
  (200,567)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Fixed Assets                             -           -         (29,379)
  Sale of Fixed Assets                                 -           -             200
  Purchase of Patent                                   (367)      6,628      (26,878)
  Reimbursement for Patent Costs                       -           -           6,031
                                                 ----------- -----------  -----------
     Net Cash Flows Provided (Used)
     by Investing Activities                           (367)      6,628      (50,026)

Cash Flows from Financing Activities
------------------------------------
  Cash from Stock Sales                                -           -          25,450
  Proceeds from Notes                                11,185        -         225,290
                                                 ----------- -----------  -----------
     Net Cash Flows Provided (Used)
     by Financing Activities                         11,185        -         250,740

     Net Increase (Decrease) in Cash                 (2,982)     (2,207)         147

     Cash, Beginning of Period                        3,129       3,402         -
                                                 ----------- -----------  -----------
     Cash, End of Period                         $      147  $    1,195   $      147
                                                 =========== ===========  ===========

Supplemental Cash Flow Information
----------------------------------
  Interest                                       $     -     $     -      $     -
  Taxes                                                -            200
  Stock Issued for Assets                              -           -          18,010
  Stock Issued for Services                            -           -           5,017

</Table
              See accompanying notes to financial statements.
                                     5
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

     The financial statements for the three months ended March 31, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002.
The results of the three months are not indicative of a full year of operation for the Company.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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


                                     6
     Results of Operations
     ---------------------

     The activities this quarter focused upon continued engineering and field testing of the Softwall 2 Prototype at BYU, continued prosecution of the international patents for the SACUM Conveyor, continued prosecution of some of the patenting improvements to the Softwall system invented at BYU in 2000, and other administrative, management and engineering work.

     The results of this year's work at BYU focused upon improving the locking pin mechanism between units and the installation of guide-bars. A new design for the locking mechanism was designed and manufactured and testing scheduled for next quarter at the Mortensen farm in Lake Shore, Utah.
These efforts will continued through next quarter and into the summer if necessary until the machine is ready for testing at IMC Phosphates in Florida.

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


                                     7

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: May 17, 2002                  Softwall Equipment Corporation



                                     /S/ Randall Peterson
                                     -------------------------------
                                     Randall Peterson
                                     Director