Form 10QSB
period 2002-06-30
SOFTWALL EQUIPMENT CORP
filed 2002-08-19
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                For Quarter Ended        June 30, 2002
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

                                 14,142,000
            ----------------------------------------------------
            (Number of shares of common stock the registrant had
                      outstanding as of August 10, 2002)
                                        -------------


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through June 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                                     2

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                       June      December
                                                     30, 2002    31, 2001
                                                   ----------- -----------
                                                   (Unaudited)  (Audited)
                                   Assets
Current Assets

  Cash                                             $      839  $    3,129
  Accounts Receivable                                   2,200       -
                                                   ----------- -----------
     Total Current Assets                               3,039       3,129

Property Plant and Equipment, net of
   Accumulated depreciation of $14,060
                                                       15,319      18,187


Other Assets

  Patent                                               20,847      20,480
                                                   ----------- -----------
  Total Assets                                     $   39,205  $   41,796
                                                   =========== ===========

                    Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable and Accrued Expenses            $   66,507  $   63,411
  Interest Payable                                      7,955       5,747
  Taxes Payable                                             -         200
  Note Payable - Related Party                        226,190     214,105
                                                   ----------- -----------
     Total Current Liabilities                        297,513     283,463

Stockholders' Equity

  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 14,142,000 Respectively                 14,142      14,142
  Additional Paid in Capital                           29,325      29,325
  Deficit Accumulated During the
   Development Stage                                 (304,914)   (285,134)
                                                   ----------- -----------
     Total Stockholders' Equity                      (261,447)   (241,667)
                                                   ----------- -----------
     Total Liabilities and Stockholders' Equity    $   39,205  $   41,796
                                                   =========== ===========


              See accompanying notes to financial statements.
                                     3




                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations

                                 For the Three   For the Three   For the six     For the six         5, 1998
                                 Months Ended    Months Ended    Months Ended    Months Ended     (Inception)
                                     June            June            June         to June           to June
                                   30, 2002        30, 2001        30, 2002       30, 2001          30, 2002
                                 ------------   -------------    -----------    -------------     ------------
Revenues

  Consulting Revenues            $     7,736      $   11,548     $     7,736    $     11,548      $    19,284
                                 ------------     -----------    ------------   -------------     ------------
     Total Revenues                    7,736          11,548           7,736          11,548           19,284

Expenses


  General and Administrative          11,030          64,719          22,247          64,719          275,026
  Depreciation Expense                 1,434           2,010           2,868           2,010           14,060
  Research & Development                   -               -               -            -              16,715
                                  -----------       ---------    ------------     -----------       ----------
     Total Expenses                   12,464          66,729          25,115          66,729          305,801
                                  -----------      ----------    ------------     -----------       ----------
     Loss from Operations             (4,728)        (55,181)        (17,379)        (55,181)        (286,517)

Other Income (Expenses)

  Interest Expense                    (1,297)           (645)         (2,401)           (645)          (8,148)
  Loss on Abandonment of
   Purchase Agreement                      -               -              -                -          (10,000)
  Gain (Loss) on Sale of
   Equipment                               -               -              -                -               50
                                  -----------      ----------     -----------     -----------     ------------
     Total Other (Expenses)           (1,297)           (645)         (2,401)           (645)         (18,098)
                                  -----------      ----------     -----------     -----------     ------------
     (Loss) Before Taxes              (6,025)        (55,826)        (19,780)        (55,826)        (304,615)

     Taxes                                 -               -               -               -              300
                                 ------------     -----------     -----------     -----------     ------------
     Net (Loss)                  $    (6,025)     $  (55,826)     $  (19,780)     $  (55,826)     $  (304,315)
                                 ============     ===========     ===========     ===========     ============
     Net (Loss) per Share        $     (0.00)     $    (0.00)     $    (0.00)     $    (0.00)

     Weighted Average
     Shares Outstanding           14,142,000      14,142,000      14,143,288      14,143,288

              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                            For the Period
                                                                               October
                                                                               5, 1998
                                                  For the Six Months Ended   (Inception)
                                                     June         June         to June
                                                   30, 2002     30, 2001       30, 2002
                                                 -----------   -----------    -----------
Cash Flows from Operating Activities

  Net (Loss)                                     $   (6,025)   $  (55,826)    $ (304,915)
  Adjustments to Reconcile Net (Loss) to
  Net Cash Provided by Operating Activities:
   Depreciation Expense                               1,434         2,010         14,060
   Stock for Services/Expenses                            -           910          5,017
   (Gain) on Sale of Equipment                            -             -            (50)
   (Increase) Decrease in Accounts Receivable             -        (6,590)        (2,200)
   Increase (Decrease) in Accounts Payable            3,279        49,509         66,508
   Increase (Decrease) in Accrued Interest            1,104             -          7,955
                                                 -----------   -----------    -----------
     Net Cash Flows Provided (Used)
     by Operating Activities                           (208)       (9,987)      (213,625)

Cash Flows from Investing Activities

  Purchase of Fixed Assets                                -             -        (29,529)
  Sale of Fixed Assets                                    -             -            200
  Purchase of Patent                                      -         6,628        (26,878)
  Reimbursement for Patent Costs                          -             -          6,031
                                                 -----------   -----------    -----------
     Net Cash Flows Provided (Used)
     by Investing Activities                              -         6,628        (50,176)

Cash Flows from Financing Activities

  Cash from Stock Sales                                   -             -         38,450
  Proceeds from Notes                                   900         5,448        226,190
                                                 -----------   -----------    -----------
     Net Cash Flows Provided (Used)
     by Financing Activities                            900         5,448        264,640

     Net Increase (Decrease) in Cash                    692         2,089            839

     Cash, Beginning of Period                          147         3,402              -
                                                 -----------   -----------    -----------
     Cash, End of Period                         $      839    $    5,491     $      839
                                                 ===========   ===========    ===========

Supplemental Cash Flow Information

  Interest                                       $        -  $          -     $        -
  Taxes                                                   -             -            300
  Stock Issued for Assets                                 -             -         18,010
  Stock Issued for Services                               -             -          5,017

</Table
              See accompanying notes to financial statements.
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

     The financial statements for the six months ended June 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002.
The results of the six months are not indicative of a full year of operation for the Company.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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


Dated: August 19, 2002                  Softwall Equipment Corporation



                                     /S/ Randall Peterson
                                     -------------------------------
                                     Randall Peterson
                                     Director