Form 10QSB
period 2002-09-30
SOFTWALL EQUIPMENT CORP
filed 2002-11-19
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                For Quarter Ended        September 30, 2002
                                       ---------------------

                 Commission File Number      0001082562
                                            ------------

                       SOFTWALL EQUIPMENT CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                              87-06254752
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

                           11602 Colchester Drive
                             SANDY, UTAH 84092
                  ---------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number
     including area code                          (801) 572-4724
                                                  ---------------

            ---------------------------------------------------
                Former Address, if changed since last report

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

                                  141,427
            ----------------------------------------------------
            (Number of shares of common stock the registrant had
                    outstanding as of November 11, 2002)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through September 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                  September      December
                                                   30, 2002      31, 2001
                                                 ------------  ------------
                                                 (Unaudited)

                                   Assets
Current Assets
--------------
  Cash                                          $         33  $      3,129
  Accounts Receivable                                  2,200         -
                                                 ------------  ------------
     Total Current Assets                              2,233         3,129

Property Plant and Equipment                          13,885        18,187
                                                 ------------  ------------

Other Assets
------------
  Patent                                              20,847        20,480
                                                 ------------  ------------
  Total Assets                                  $     36,965  $     41,796
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses         $     67,465  $     63,411
  Interest Payable                                     9,182         5,747
  Taxes Payable                                        -               200
  Note Payable - Related Party                       277,611       214,105
                                                 ------------  ------------
     Total Current Liabilities                       354,258       283,463

Stockholders' Equity
--------------------
  Common Stock, 50,000,000 Shares Authorized
   at $0.10 Par Value, 141,427 Shares Issued
   and Outstanding                                    14,142        14,142
  Additional Paid in Capital                          29,325        29,325
  Deficit Accumulated During the
   Development Stage                                (360,760)     (285,134)
                                                 ------------  ------------
     Total Stockholders' Equity                     (317,293)     (241,667)
                                                 ------------  ------------
     Total Liabilities and Stockholders' Equity $     36,965  $     41,796
                                                 ============  ============

              See accompanying notes to financial statements.
                                     3


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations

                                                                         For the Period
                                                                            October
                            Three       Three         Nine        Nine      5, 1998
                            Months      Months       Months      Months    Inception
                            Ended       Ended        Ended       Ended         to
                         September   September    September   September    September
                          30, 2002    30, 2001     30, 2002    30, 2001     30, 2002
                        ----------- -----------  ----------- -----------  -----------

Revenues
--------
 Consulting Revenues   $      -     $     -     $     7,736  $   11,548  $    19,284
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues             -           -           7,736      11,548       19,284

Expenses
--------
 General and
  Administrative            53,171       4,945       75,418      69,664      328,197
 Depreciation Expense        1,434       1,434        4,302       3,444       15,494
 Research &
  Development                 -          3,000         -          3,000       16,715
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses           54,605       9,379       79,720      76,108      360,406
                        ----------- -----------  ----------- -----------  -----------
   Loss from
   Operations              (54,605)     (9,379)     (71,984)    (64,560)    (341,122)

Other Income (Expenses)
-----------------------
 Interest Expense           (1,241)     (2,302)       3,642      (2,947)      (9,389)
 Loss on Abandonment
  of Purchase
  Agreement                   -        (10,000)        -        (10,000)     (10,000)
 Gain (Loss) on Sale
  of Equipment                -           -            -           -              50
                        ----------- -----------  ----------- -----------  -----------
   Total Other
   (Expenses)               (1,241)    (12,302)       3,642     (12,947)     (19,339)
                        ----------- -----------  ----------- -----------  -----------
   (Loss) Before
   Taxes                   (55,846)    (21,681)     (75,626)    (77,507)    (360,461)

   Taxes                      -           -            -           -             300
                        ----------- -----------  ----------- -----------  -----------
   Net (Loss)          $   (55,846) $  (21,681) $   (75,626) $  (77,507) $  (360,161)
                        =========== ===========  =========== ===========  ===========
   Net (Loss)
   Per Share           $     (0.00) $    (0.00) $     (0.00) $    (0.00)

   Weighted Average
   Shares Outstanding   14,145,500  14,145,500   14,145,500  14,196,026

              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                         For the Period
                                                                             October
                                                                             5, 1998
                                                                           Inception
                                              For the Nine Months Ended        to
                                                  September   September    September
                                                   30, 2002    30, 2001     30, 2002
                                                 ----------- -----------  -----------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                     $   (75,626) $  (77,507) $  (360,761)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                                4,302       3,444       15,494
  Stock for Services/Expenses                          -            910        5,017
  (Gain) on Sale of Equipment                          -           -             (50)
  (Increase) Decrease in Accounts Receivable         (2,200)     (6,590)      (2,200)
  Increase (Decrease) in Accounts Payable             3,854      52,714       67,466
  Increase (Decrease) in Accrued Interest             3,435        -           9,182
                                                 ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Operating Activities                          (66,235)    (27,029)    (265,852)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                              -         (8,587)     (29,529)
 Sale of Fixed Assets                                  -           -             200
 Purchase of Patent                                    -          6,630      (26,878)
 Reimbursement for Patent Costs                        (367)       -           6,031
                                                 ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Investing Activities                             (367)     (2,557)     (50,176)

Cash Flows from Financing Activities
------------------------------------
 Cash from Stock Sales                                 -           -          38,450
 Proceeds from Notes                                 63,506      28,002      277,611
                                                 ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Financing Activities                           63,506      28,002      316,061
                                                 ----------- -----------  -----------
   Net Increase (Decrease) in Cash                   (3,096)     (1,584)          33

   Cash, Beginning of Period                          3,129       3,402         -
                                                 ----------- -----------  -----------
   Cash, End of Period                          $        33  $    1,818  $        33
                                                 =========== ===========  ===========
Supplemental Cash Flow Information
----------------------------------
 Interest                                       $      -     $     -     $      -
 Taxes                                                 -           -             300
 Stock Issued for Assets                               -           -          18,010
 Stock Issued for Services                             -           -           5,017

               See accompanying notes to financial statements
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2002

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

     The financial statements for the three months ended September 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2002. The results of these nine months are not indicative of a full year of operation for the Company.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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


                                     6



     Results of Operations
     ---------------------
     The Company tested the SW2 prototype and the modifications made to it at Brigham Young University (BYU) during the January 2002 academic year. The focus of this work was to perfect the interlocking mechanism that locks adjacent front and rear units together. The Company also agreed to cosponsor a fifth year of engineering prototyping to conduct subsurface tests and to redesign the water jet valving and during September it set the scope of work for the year. BYU's professor Kay Mortensen completed the technical article summarizing the work for the first four years. It will be published in Mining Engineering Magazine.

     Much time was spent in due diligence for a contemplated merger with U.S. Technical of Fullerton, California. A share exchange agreement was signed and ratified by the board on July 1, 2002 but was subsequently terminated on September 6, 2002. The Company maintains that U.S. Technical failed to perform according to terms of the agreement by not producing an audit to satisfy the Company as to its solvency and the accuracy of its financial statements.

     U.S. Technical alleges a breach of contract and has filed a complaint against the Company in Utah Courts. The Company has removed the case to Federal Court in Utah and is responding with its defense.

     Plan of Operations
     ------------------
     The company has learned that while mines are slow to adopt new methods they are eager to retain the services of a contract-mining firm at fixed unit prices that are mutually beneficial to both owner and contractor. The company still believes that contract mining with its SACUM Conveyor is the best opportunity to generate cash. To that end, the Company sold an option for exclusive license to all the intellectual property rights to the SACUM Conveyor to New Stansbury Coal Company (NSCC). The first payment of $6,800 for the option due October 1, 2002 reserves right of first refusal for NSCC until January 1, 2001. The option may be extended at the Company's sole discretion.

     SACUM
     -----
     The company recognizes that it must obtain venture funding to achieve its goals. It is hoped that the option with NSCC will eventuate a partnership whereby a commercial demonstration can occur. The company still believes that mine operations will best demonstrate the systems and that such operations offer the quickest way to earnings to fund further softwall development and development of other mining technology. Therefore SACUM remains an important part of both short-term and the long-term growth strategies.

Item 3.  Controls and Procedures

  (a)     Evaluation of Disclosure Controls and Procedures.
  ------------------------------------------------------
  The Company's Chief Executive Officer has conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

                                     7

  (b)     Changes in Internal Controls and Procedures.
  -------------------------------------------------
  Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . None

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . None

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . None

Item 6.  Exhibits and Reports on Form 8-K

     A. On July 9, 2002, Softwall Equipment Corporation (the "Registrant") filed an 8K indicating it had entered into an Agreement and Plan of Reorganization and Share Exchange with U.S. Technical Consultants ("US Tech"), Inc. dated July 1, 2002 (the "Agreement"), which would result in a change in the control of the Registrant and acquisition and disposition of the assets of the Registrant. The Agreement has not closed and has been terminated by the Registrant effective September 9, 2002, due to the failure of US Tech to meet certain obligations which were a condition to closing. The ownership and control of the Registrant continues to be as indicated in the Registrant's 10Q filed on August 19,2002, which is hereby incorporated by reference. Stock was not transferred, control of the registrant was not transferred to US Tech Directors and the share exchange was never registered with the State of Utah.

     B. Exhibits. The following exhibits are included as part of this report:

        Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                     8

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: November 18, 2002             Softwall Equipment Corporation



                                     Randall Peterson
                                     Chief Executive Officer















                                     9


               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Randall Peterson certify that:

     (1) I have reviewed this quarterly report on Form 10-QSB of Softwall Equipment Corporation, (the "Company");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and



                                     10
     (6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: November 18, 2002       By: /S/ Randall Peterson
                                   Randall Peterson, Chief Executive Officer










                                     11