Form 10KSB
period 2003-03-31
SOFTWALL EQUIPMENT CORP
filed 2003-05-12
CIK 1082562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________.

                      Commission File No.  0001082562
                                         ______________

                       Softwall Equipment Corporation
                       ------------------------------
           (Exact name of Registrant as specified in its charter)

   UTAH         87-0624752
-----------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

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

Revenue for the year ended 2002: $7,736.00

Based upon the closing price of the registrant's Common Stock as of April 28, 2003 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $15,093.

As of April 28, 2003 the number of shares outstanding of the Registrant's Common Stock was 150,927. Documents incorporated by reference: Not applicable.

                             TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------

PART I

     Item 1.   Description of Business . . . . . . . . . . . . . . . . . .3
     Item 2.   Description of Properties . . . . . . . . . . . . . . . . .4
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .4
     Item 4.   Submission of Matters to a Vote of Security Holders . . . .4

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters. .4
     Item 6.   Management's Discussion and Analysis or
		   Plan of Operations  . . . . . . . . . . . . . . . . . . . .5
     Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . .6
     Item 8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . 17

PART III

     Item  9.  Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act.. . . . . . . . . . . . . . . . . . . 17
     Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . 18
     Item 11.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 12.  Certain Relationships and Related Transactions. . . . . . 19

PART IV

     Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 20

               Signature . . . . . . . . . . . . . . . . . . . . . . . . 21









                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Corporate History

The Company was formed under the laws of the State of Utah on October 5, 1998, for the purpose of engaging in the research, development and manufacture of mining equipment. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share.
The Company maintains its principal place of business at 11602 Colchester Drive, Sandy, Utah, 84092 and the Company's telephone number is (801) 572-4724. One of the express reasons for the founding of the Company is to develop and market the Softwall System. The Softwall System was invented by Randall Peterson, an officer and director of the Company, to adapt the methods of longwall mining to the conditions found in shallow, soft ore deposits such as those found in the phosphate bearing sands and clays of North Central Florida. Peterson invented the system while acting as a consultant for IMC Phosphate Company's Technology Development Group in Mulberry, Florida and has a patent U.S. 6,086,159 on the system. He has granted the rights to exploit the Softwall System to the Company, although the extent of Peterson's rights to the system are subject to certain restrictions. Peterson was awarded US Patent 6,086,159 and since then the company has received a patent for a continuation in part to that original
patent.    Peterson has agreed to assign his rights to the softwall patent to IMC Agrico (Now IMC Phosphates) subject to IMC Phosphate's consummation of a License Agreement.. The terms of this agreement are stipulated in a Letter of Intent LOI agreement between Peterson and IMC Phosphate dated February 9, 2000. Essentially the LOI agreement stipulates that in lieu of payment for the invention Peterson will be granted exclusive rights to the softwall technology for non-phosphate applications worldwide and that IMC Phosphate will retain an over-riding royalty of 12.5 % on royalties received by Peterson. Peterson retains the proceeds from manufacturing and sales.

Peterson is also the inventor of the SACUM Conveyor Invention which was awarded US Patent 5,997,101. Peterson has assigned his ownership of this patent to Softwall Equipment Corporation for stock in the company. This is an extendible conveyor system which travels on a roof mounted monorail which is mounted to the mine roof. It has application for coal and hard rock and any other underground mining which can use a roof mounted conveyor.

Business of the Company
-----------------------
The Company was formed for the purpose of research, development, manufacture and marketing of mining and excavation equipment. Peterson is the inventor of certain mining technology and has granted his rights to develop and exploit such to the Company.

The company was formed in October 1998 and the last quarter of that year was largely spent getting organized. During this time however, Peterson began Mechanical Engineering Design and a Bench scale Prototyping work of the softwall system involving Brigham Young University's College of Technology through its Capstone Program in partnership with IMC Phosphate. On April 22, 2000 a bench model of the softwall system was complete and partially tested in industrial sand.

The results of this testing revealed areas needing improvement in the hydraulic and mining water systems. In June and July 2000 the Company entered into a joint venture agreements with IMC Phosphate to continue testing of the bench scale prototype and to build a second prototype the following year at BYU.
                                     3



To date 5 years of Capstone at BYU have now been completed and many improvements have been made which became the subject of additional patent applications. For example during the third year of testing and engineering at BYU further developed the machine and let to several new inventions, which were incorporated in to a CIP patent which was awarded US Patent 6,505,892 B1. The fourth year of testing and engineering was directed at solving problems with the locking mechanisms and installing guide bars to keep the machine mining in the horizontal plane. The fifth year, this current year, in involved in the subsurface testing of the SW 2 Prototype. As of this writing we have already had one successful subsurface test and produced a DVD video of the SW2 machine in operation.

SACUM CONVEYOR
--------------
In December 2000 Peterson was awarded a US patent for his Surface Assisted Continuous Underground Mining (SACUM) Conveyor Invention. In 1999 the Company sponsored another Capstone team at BYU prepared a mechanical engineering review of the SACUM system. This team engineered, manufactured and constructed a 5 ft section of the SACUM conveyor along with monorail and tram drive systems for a complete 5' section of 42" production scale SACUM conveyor system.

ITEM 2.   PROPERTIES

The office of the Company is currently in the home of Randall Peterson, the President.

ITEM 3.   LEGAL PROCEEDINGS

No member of Management or control person of the Company has, in the past five years, been involved in any of the following events:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses)

     3. being subject to an order, judgement or decree not subsequently reversed, suspended or vacated or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

     3. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
                                  PART II

                                     4

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                                       High         Low
                                                 ------------ -------------
     2002 Calendar Period:
       1st Quarter                              $        .25  $        .06
       2nd Quarter                                       .26           .05
       3rd Quarter                                      1.01           .05
       4th Quarter                                       .80           .15

     2003 Calendar Period:
       1st Quarter                              $        .15  $        .10

     As of April 28, 2003, there were 71 stockholders of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary of Operations

Proposed US Technical Merger
----------------------------
The company began the year with tentative plans to merge operations with US Technical Consultants. However, material misrepresentations of financial conditions and UST's refusal to provide an SEC audit as agreed made it necessary to terminate the agreement. UST has filed claim against the company for breach of contract and the Company has filed a counterclaim against UST for its damages in federal court.

Softwall Mining Technology
--------------------------
The company began its 5th year of engineering and field testing of the SW2 prototype at Brigham Young University. Professor K.S. Mortensen published an article summarizing the work completed in the first 4 years at BYU in Mining Engineering Magazine February, 2003 issue which included the results from a successful test of the machine in a windrow reclaim application. At the time of writing this report the 5th year of testing is now complete and the machine has been proven in subsurface mining as well. More technical articles will be forthcoming in the engineering and mining journals next year.

Plans for the coming year will involve further refinement of the water sluicing system and commercial demonstration for tailings mining.

SACUM Conveyor Technology
-------------------------
The Company has reached an agreement with New Stansbury Coal Company, LLC
(NSCC) to license its SACUM Conveyor technology for exclusive use by NSCC. NSCC paid the company $9,300 for right of first refusal to an exclusive license to all rights to US Patent 5,997,101 until Jan 31, 2003. It is expected that the option will be converted to a license agreement with royalty and other terms some time during 2003. Randall Peterson is Manager Member for NSCC.

In December, 2002 NSCC announced that it had executed a Purchase and Sale Agreement with (Rock Springs Royalty Company aks Anadarko Petroleum Corporation) to purchase the Stansbury Coal Mine. NSCC has prepared mine plans for reopening the mine and for using the SACUM Conveyor technology. NSCC has submitted its business plans to the Wyoming Business Council (WBC) for help in funding through the Wyoming State Treasurer's office.

                                     5


WBC in its due diligence retained two mining engineering firms to review its mine plans and one business consultant to review its business plans. A reserve analysis was the subject of one of the engineering reports and technical feasibility study of the SACUM Conveyor was the subject of the other. The technical feasibility study confirms the claims of the patent and is favorable regarding the SACUM system. The recommendation from WBC to the State Treasurer was to proceed with an Industrial Development Bond loan up to $12,000,000, for the development of the mine using the SACUM system as the primary method of production. When this IDB is awarded it will be the largest one ever awarded by the state of Wyoming. Over $2,000,000 of it is for building the first SACUM Conveyor. Depending upon the success of the first unit more than $3,000,000 is budgeted for 2 additional units in later years.

Liquidity and Capital Resources
-------------------------------
The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has billed his professional time since inception. Mr. Peterson has a consulting contract with the Company and is billed his hours on an ongoing basis. Mr. Peterson has been careful to not incur company expenses when there have not been sufficient funds to cover them. He has done this by operating the company business from his consulting office in his home, and by loaning the company money to cover expenses, and by taking promissory notes in lieu of payment for his professional fees.

IMC Phosphate has donated funds to BYU for the continuing development of the technology and Peterson has contributed his professional time to that as well.

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

ITEM 7.   FINANCIAL STATEMENTS

(a) (1) Financial Statements. The following financial statements are included in this report:

     Report of Bierwolf, Nilson & Associates, Certified Public Accountants

     Balance Sheet as of December 31, 2002 and 2001.

     Statement of Operations - For the years ended December 31, 2002, 2001 and 2000 and for the period from October 5, 1998 to December 31, 2002.

     Statement of Stockholders' Equity - For the period from October 5, 1998 to December 31, 2002.

     Statement of Cash Flows - For the years ended December31, 2002, 2001 and 2000 and for the period from October 5, 1998 to December 31, 2002.

     Notes to Financial Statements
                                     6

/Letterhead/




                        INDEPENDENT AUDITOR'S REPORT
To the Board of Directors of
Softwall Equipment Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Softwall Equipment Corporation (a Utah Corporation) as of December 31, 2002 and 2001, and the related statements of operations, retained earnings, and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softwall Equipment Corporation at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2002 in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
April 28, 2003

                                     7


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                December 31

                                                     2002          2001
                                                 ------------  ------------
                                   ASSETS
Current Assets
--------------
  Cash (Note 2)                                 $      2,345  $      3,129
                                                 ------------  ------------
Property Plant & Equipment (Net) (Note 4)             12,311        18,187
                                                 ------------  ------------

Other Assets
------------
  Patent (Note 4)                                     20,480        20,480
                                                 ------------  ------------
   Total Assets                                 $     35,136  $     41,796
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses         $     70,438  $     63,411
  Accounts Payable - Related Party                    10,000         -
  Interest Payable                                    11,279         5,747
  Taxes Payable (Note 3)                               -               200
  Note Payable-Related Party (Note 6)                266,660       214,105
                                                 ------------  ------------
   Total Current Liabilities                         358,377       283,463

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 141,427, Retroactively Restated,
   Respectively                                       14,142        14,142
  Capital in Excess of Par Value                      29,325        29,325
  (Deficit) Accumulated During
   Development Stage                                (366,708)     (285,134)
                                                 ------------  ------------

   Total Stockholders' Equity                       (323,241)     (241,667)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity   $     35,136  $     41,796
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     8


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                                      For the
                                                                   Period October
                                                                       5, 1998
                                        For the Year  For the Year   (Inception)
                                            Ended         Ended          to
                                        December 31,  December 31,  December 31,
                                            2002          2001          2002
                                        ------------  ------------  ------------
Revenue                                 $     7,736  $     11,548  $     19,284
                                        ------------  ------------  ------------
Expenses
--------
 General & Administrative                    86,996        87,413       339,774
 Depreciation                                 5,876         4,878        17,068
 Interest Expense                             5,738         3,695        11,485
 Research & Development                       -             2,999        16,715
                                        ------------  ------------  ------------
  Total Expenses                             98,610        98,985       385,042
                                        ------------  ------------  ------------
  Net Loss from Operations                  (90,874)      (87,437)     (365,758)

Other Income (Expenses)
-----------------------
 License Fee Income                           9,300         -             9,300
 Loss on Abandonment of
  Purchase Agreement                          -           (10,000)      (10,000)
 Gain (Loss) on Sale of Equipment             -             -                50
                                        ------------  ------------  ------------
  Total Other Income (Expenses)               9,300       (10,000)         (650)
                                        ------------  ------------  ------------
  Income (Loss) Before Taxes                (81,574)      (97,437)     (366,408)

  Taxes (Note 4)                              -             -               300
                                        ------------  ------------  ------------
  Net Income (Loss)                     $   (81,574) $    (97,437) $   (366,708)
                                        ============  ============  ============
  Loss Per Common Share                 $      (.58) $       (.69)

  Weighted Average Shares Outstanding       141,427       141,427



 The accompanying notes are an integral part of these financial statements.
                                     9


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2002

                                                                     Accumulated
                                                                         Deficit
                                                                      Additional
                                                                      During the
                                      Common Stock        Paid-In    Development
                                  Shares       Amount     Capital        Stage
                               -----------  ----------- -----------  -----------
Balance at Inception
October 5, 1998                      -     $      -     $     -     $      -


Shares Issued for Equipment
& Cash at $.0016 per Share        81,250         8,125       5,075         -

Net Loss Year Ended
December 31, 1998                    -            -           -            (150)
                               -----------  ----------- -----------  -----------
Balance, December 31, 1998         81,250        8,125       5,075         (150)

Shares Issued for Cash at
$.03 per Share                     10,000        1,000      29,000         -

Less: Offering Costs                 -            -         (4,750)        -

Shares Issued for Patent           50,100        5,010        -            -

Net Loss Year Ended
December 31, 1999                    -            -           -         (67,865)
                               -----------  ----------- -----------  -----------
Balance, December 31, 1999        141,350       14,135      29,325      (68,015)

Shares Issued for Services
at $.001 per Share                     70            7        -            -

Net Loss Year Ended
December 31, 2000                    -            -           -        (119,682)
                               -----------  ----------- -----------  -----------
Balance, December 31, 2000        141,420       14,142      29,325     (187,697)


                                 Continued
                                     10


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2002

                                                                     Accumulated
                                                                         Deficit
                                                                      Additional
                                                                      During the
                                      Common Stock        Paid-In    Development
                                  Shares       Amount     Capital        Stage
                               -----------  ----------- -----------  -----------
Net Loss Year Ended
December 31, 2001                    -            -           -         (97,437)
                               -----------  ----------- -----------  -----------
Balance, December 31, 2001        141,420       14,142      29,325     (285,134)

Rounding Due to Reverse Split           7         -           -            -

Net Loss Year Ended
December 31, 2002                    -            -           -         (81,574)
                               -----------  ----------- -----------  -----------
Balance, December 31, 2002        141,427  $    14,142  $   29,325  $  (366,708)
                               ===========  =========== ===========  ===========































 The accompanying notes are an integral part of these financial statements.
                                     11


                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                           For the
                                                                        Period October
                                                                            5, 1998
                                             For the Year  For the Year   (Inception)
                                                 Ended         Ended          to
                                             December 31,  December 31,  December 31,
                                                 2002          2001          2002
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                  $   (81,574) $    (97,437) $   (366,708)
 Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation & Amortization                      5,876         4,878        17,068
  Stock for Services Expenses                       -             -            5,017
  (Gain) on Sale of Equipment                       -             -              (50)
  Increase (Decrease) in Accounts
    Payable & Accrued Expenses                    16,621       (60,779)       93,082
  Increase (Decrease) in Interest Payable          5,738         3,695        11,485
                                             ------------  ------------  ------------
   Net Cash Used by Operating Activities         (53,339)     (149,643)     (240,106)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                           -           (8,587)      (29,379)
 Sale of Fixed Assets                               -             -              200
 Purchase of Patent                                 -             -          (26,511)
 Reimbursement for Patent Costs                     -            6,031         6,031
                                             ------------  ------------  ------------
   Net Cash Provided by Investing Activities        -           (2,556)      (49,659)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Stock Sales                          -             -           25,450
 Proceeds from Notes Payable                      52,555       151,926       266,660
                                             ------------  ------------  ------------
   Net Cash Provided by Financing Activities      52,555       151,926       292,110
                                             ------------  ------------  ------------
   Increase in Cash                                 (784)         (273)        2,345
   Cash at Beginning of Period                     3,129         3,402          -
                                             ------------  ------------  ------------
   Cash at End of Period                     $     2,345  $      3,129  $      2,345
                                             ============  ============  ============
Supplementary Cash Flow Information
-----------------------------------
 Interest                                    $      -     $       -     $       -
 Taxes                                              -             -              200

Non Cash Disclosures
--------------------
 Stock Issued for Assets                            -             -           18,010
 Stock Issued for Services                          -             -            5,017


 The accompanying notes are an integral part of these financial statements.
                                     12

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2002

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

NOTE #2 - Significant Accounting Principles
-------------------------------------------
A. Accounting Method - The Company recognizes income and expense on the accrual basis of accounting.
B. Earnings (Loss) Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.
C. Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.
D.   Depreciation:   The cost of property and equipment is depreciated over
     the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related assets or the estimated lives of the assets.
      Depreciation is computed on the straight line method for reporting purposes and for tax purposes.
E. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
F. Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the time of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve reliance on management's estimates.



                                 Continued
                                     13


                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 3 - Income Taxes
---------------------
Provision for Income Taxes - The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the year ended December 31, 1998.

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

No provision for income taxes has been recorded due to net operating loss carryforward totaling approximately $366,000 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account at December 31, 2002 is as follows:


     Deferred tax asset:                        2002          2001
                                            ------------  ------------
          NOL Carryforward                 $    146,400  $     85,540
          Valuation Allowance                  (146,400)      (85,540)
                                            ------------  ------------
               Total                       $       -     $       -
                                            ============  ============

The Company has accrued minimum state income taxes for the periods ending December 31, 2002 and 2001.



                                 Continued
                                     14


                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 4 - Property, Plant and Equipment
--------------------------------------
Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred.

Property, plant and equipment consist of the following:

                                                 December 31,
                                                2002          2001
                                            ------------  ------------
     Computer                              $      2,435  $      2,435
     Furniture and Fixtures                       2,429         2,429
     Vehicle                                     15,403        15,403
     Machinery                                    9,112         9,112
                                            ------------  ------------
       Total Property, Plant & Equipment         29,379        29,379
       Less: Accumulated Depreciation           (17,068)      (11,192)
                                            ------------  ------------
       Net Property, Plant and Equipment   $     12,311  $     18,187
                                            ============  ============

Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense for 2002 is $5,876 and $4,878 in 2001.

NOTE 5 - Patent
---------------
The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The Sacum patent will be amortized over 15 years, commencing in the year it becomes operational.





                                 Continued
                                     15



                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 6 - Related Party Transactions
-----------------------------------
The Company has a consulting contract with the chief executive officer of the Company at a rate of $105 per hour. The amount payable and contract date back to 1999. As of December 31, 2001 the balance due to Mr. Peterson totaled $266,660 with accrued interest of $11,279.

Short term note payables are detailed in the following schedule as of December 31, 2002 and 2001.

                                                2002          2001
                                            ------------  ------------
     Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 2% per annum.   $    187,040  $    214,105

     Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 7% per annum.         79,620          -
                                            ------------  ------------
       Total Notes Payable Related Party   $    266,660  $    214,105
                                            ============  ============

NOTE 7 - Common Stock Transactions
----------------------------------
During 2002, the Company effected a one hundred for one (100 for 1) reverse split. No shareholder was reversed below 100 shares, shareholders with 100 shares or less, prior to the reverse, were not effected, par value remained unchanged.

NOTE 8 - Going Concern
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company currently has the following plans to raise sufficient funds to continue operations and fund its ongoing research and development activities:

1. The Company is continuing to develop and nurture an ongoing relationship with IMC Phosphates technology development group for assistance with research and development costs. Through this relationship, further research and development of the Softwall prototype will be made possible at Brigham Young University.

2. The Company has an agreement with New Stansbury Coal Company, LLC ("NSCC"). NSCC has a Purchase and Sale Agreement with Rock Springs Royalty Company a subsidiary of Anadarko Petroleum Corporation to purchase the Stansbury Coal Mine near

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2002

NOTE 8 - Going Concern - continued
----------------------
     Rock Springs, Wyoming. NSCC has extensive mining and business plans which have been submitted to the Wyoming Business Council ("WBC") in application for a $12MM industrial development bond. This is roughly 75% of the total capital required for the NSCC project. Approximately $4MM of that is ear marked for manufacturing of the SACUM Conveyor. The WBC board has reviewed the application and has recommended that NSCC be approved for $12MM funding. NSCC's attorney George S. Young (also general SEC counsel for the Company) is preparing the legal inducement documents for the bond with the Wyoming Attorney General's Office.

     NSCC will be granted a non exclusive license to use the SACUM technology at the Stansbury mine site. Equitable advance royalties and production royalty payments will be stipulated with the investing partners of NSCC and will be made directly to the Company.

NOTE 9 - Subsequent Events
--------------------------
On April, 28, 2003, the Company issued 9,500 shares of restricted common stock at $.10 per share for services rendered in conjunction with the research and development of the Softwall prototype at Brigham Young University.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of

               Name                       Age     Office with the Company
               ------------------------  ----     -------------------------------
               Randall D. Peterson         48     President/Director
               11602 Colchester Drive
               Sandy, Utah 84092

               Sally W. Peterson           40     Secretary/Treasurer/Director
               11602 Colchester Drive
               Sandy, Utah 84092

Randall Peterson - 48 years of age and is President, CEO and a Director of the Company.

Randall has over 20 years of experience in working for mining companies in underground coal and trona and surface metal mining. From 1997 to 2000 he has acted as Managing Director/ Engineer and principal consultant to South East International of Camden Australia and Salt Lake City, Utah, and as an
independent mining consultant.   He has provided consulting services during
this time period to numerous companies including Shell Coal of Brisbane, Australia; Allied Bellambi Colleries, Wollongong, Australia; Savage Togara North of Brisbane, Qld, Australia; IMC Phosphate Technology Development Group, Mulberry, Florida, Wyoming and West Virginia Mining Company, Rock Springs, Wyoming, in addition to Union Pacific Resources of Texas. His consultation services for the foregoing companies covered a wide range including such things as evaluations of mining methods and options, mining training services, mine plan and project evaluations. And economic feasibility evaluations and mine care and maintenance. From 1995 through 1997, Peterson was project manager for NorWest Mines Services, Inc., Salt Lake City, Utah where he acted as project manager, coordinator, engineer and consultant for a wide variety of underground mine design, improvement, feasibility evaluation projects. These projects involved numerous mining ventures throughout the world. He was also contracted temporarily as an Instructor for the University of Utah where he taught senior level design courses for the Department of Mining and Engineering. From 1990 through 1995, Peterson acted as Superintendent of Mine Engineering for General Chemical Soda Ash Partners in Green River Wyoming. His position included acting as Mine Manager on weekends; management of 2-8 man engineering department; mine planning, technical and design support services for underground operations; planning of a new mine shaft construction, among other responsibilities. From 1989 to 1990, he was Chief Engineer and Technical Services Manager for Sunnyside Mines, Sunnyside, Utah and from 1988-1989, he was a mine shift supervisor for Barneys Canyon Mine, Kennecott Gold, Bingham, Utah. He was a project engineer for the Twentymile Park Project, Getty Mining Company in Salt Lake from 1983-1985. Peterson was Mine Engineer from Plateau Mining Company, a subsidiary of Getty Mining Company, in Price, Utah, from 1981 through 1983 and from 1979 through 1981 he was a section foreman and mine engineer for Hawks Nest Mines. Western Slope Carbon (a subsidiary of Northwest Pipeline Corporation Somerset, Colorado).
                                     18


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

Sally Peterson - 40, is the Company's Secretary/Treasurer and a director.

Sally Peterson currently is a Part Time Kindergarten School Teacher at North Star Elementary School in Salt Lake City Utah. This is a New School in a poor and Disadvantaged area of Salt Lake City. Sally works very hard to make sure that " No Child is Left Behind" according to President Bush's educational mandate. She loves children and is an excellent teacher and homemaker. Sally interrupted her teaching to rear two children which are now 9 and 11 years of age.

Prior to children Sally was a Kindergarten Teacher from 1987 through 1990 at Uintah Elementary School, in Salt Lake City, Utah. In 1986, she worked as a clerk for Mountain Fuel Supply Company, in Salt Lake City. From 1979 through 1983, Mrs. Peterson was insurance rater/underwriter for American National General Agencies also in Salt Lake City, Utah. Mrs. Peterson has a Bachelor of Science in Elementary Education from the University of Utah which she received in 1986. She has also completed continuing education and training associated with her field in 1989 and 1998.

Committees

None

ITEM 10.  EXECUTIVE COMPENSATION.

No officer and directors of the Company have received ANY Compensation, either directly or indirectly, including benefits in the past twelve months. There are no formal employment contracts in effect which would result in any of the officers or directors, including the CEO, receiving any compensation. However, the Company does intend to compensate Mr. Randall Peterson for consulting services rendered to the Company during the next twelve months and thereafter. As of this date, Peterson anticipates expending approximately 30% of his time in consulting services to the Company in the next 12 months of operation. Accordingly, the Company will compensate Peterson at a rate of $110 per hour, which is standard in the industry and with Peterson's expertise and experience. In addition Peterson will be allowed the use of the Company's vehicle. However, Peterson may be required to take compensation in the from of stock, or stock options, or , the Company may be required to execute a promissory note in favor of Peterson in lieu of wages. In addition, the Company has and will continue to allow Peterson to utilize the Company's vehicle to conduct Company business, and for personal use.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of April 25, 2003, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding. Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.

Name & Address of                             Amount & Nature of  Percent
Beneficial Owners                             Beneficial Owners   of Class
___________________________________________________________________________
Randall Peterson (President, CEO, Director)
   11602 Colchester Drive, Sandy, Utah 84092  106,588                75%
___________________________________________________________________________

Sally Peterson (Secretary/Treasurer, Director)
   11602 Colchester Drive, Sandy, Utah 84092  106,588                75%
___________________________________________________________________________

Craig Cox
620 South Main Street, Bountiful, Utah 84010   10,000                 7%
___________________________________________________________________________
       Total Shares                           116,588                82%

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



                                  PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     (a) Exhibits. The following exhibits have been filed with this report.

     99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

     (a) 8-K Filed September 6, 2002

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

     (b) 8-K Filed July 9, 2002

     On July 1, 2002, Softwall Equipment Corporation a Utah corporation (the "Registrant"), completed an Agreement and Plan of Reorganization and Share Exchange (the "Agreement") with U. S. Technical Consultants Inc, a California corporation (U. S. Technical) pursuant to and in accordance with a completed Agreement and Plan of Reorganization and Share Exchange (the "Agreement") dated as of July 1, 2002 (the "Agreement") by and among the Registrant and U.S. Technical Consultants Inc.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Softwall Equipment Corporation

Dated: April 28, 2003           By:   /s/ Randall Peterson
                                _______________________________________________
                                Chief Executive Officer, President and Director

Dated: April 28, 2003           By: /s/ Sally Peterson
                                _______________________________________________
                                Treasurer and Director









                         SECTION 302 CERTIFICATION

     I, Randall Peterson, certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of Softwall Equipment Corporation.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003          /S/ Randall Peterson
                              ____________________________________________
                              Randall Peterson, Chief Executive Officer
                              and President

