Form 10QSB
period 2003-03-31
SOFTWALL EQUIPMENT CORP
filed 2003-05-15
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                  For Quarter Ended        March 31, 2003
                                     -------------------------
                 Commission File Number      0001082562
                                        --------------------

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
                                                  --------------

        ------------------------------------------------------------
                Former Address, if changed since last report

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


                                  150,927
             --------------------------------------------------
            (Number of shares of common stock the registrant had
                       outstanding as of May 8, 2003)
                                        ------------


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.























                                     2

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                 March 31,   December 31,
                                                   2003          2002
                                                ------------ ------------
                                   ASSETS
Current Assets
--------------
 Cash                                           $    2,235   $     2,345
                                                ------------ ------------
Property Plant & Equipment (Net)                    10,877        12,311
--------------------------------                ------------ ------------

Other Assets
------------
 Patent                                             21,480        20,480
                                                ------------ ------------
  Total Assets                                  $   34,592   $    35,136
                                                ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable and Accrued Expenses           $    75,852   $    70,438
 Accounts Payable - Related Party                      6,000        10,000
 Interest Payable                                     13,607        11,279
 Note Payable-Related Party                          283,160       266,660
                                                 ------------  ------------

  Total Current Liabilities                          378,619       358,377

Stockholders' Equity
--------------------
 Common Stock, Authorized 50,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 141,427, Retroactively Restated,
  Respectively                                        14,142        14,142
 Capital in Excess of Par Value                       29,325        29,325
 (Deficit) Accumulated During
  Development Stage                                 (387,495)     (366,708)
                                                 ------------  ------------
  Total Stockholders' Equity                        (344,027)     (323,241)
                                                 ------------  ------------
  Total Liabilities and Stockholders' Equity     $    34,592   $    35,136
                                                 ============  ============


              See accompanying notes to financial statements.
                                     3


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations

                                                              For the Period
                                                                  October
                                                                  5, 1998
                                  For the Three Months Ended    (Inception)
                                       March         March       to March
                                     31, 2003      31, 2002      31, 2003
                                   ------------  ------------  ------------

Revenues
--------
 Consulting Revenues               $     -      $      -      $     19,284
                                   ------------  ------------  ------------
   Total Revenues                        -             -            19,284

Expenses
--------
 General and Administrative             22,925        11,217       362,699
 Depreciation Expense                    1,434         1,434        18,502
 Research & Development                  -             -            16,715
                                   ------------  ------------  ------------
   Total Expenses                       24,359        12,651       397,916
                                   ------------  ------------  ------------
   Loss from Operations                (24,359)      (12,651)     (378,632)

Other Income (Expenses)
-----------------------
 License Fee Income                      5,900         -            15,200
 Interest Expense                       (2,329)       (1,104)      (13,813)
 Loss on Abandonment of Purchase
  Agreement                              -             -           (10,000)
 Gain (Loss) on Sale of Equipment        -             -                50
                                   ------------  ------------  ------------
   Total Other (Expenses)                3,571        (1,104)       (8,563)
                                   ------------  ------------  ------------
   (Loss) Before Taxes                 (20,788)      (13,755)     (387,195)

   Taxes                                 -             -               300
                                   ------------  ------------  ------------
   Net (Loss)                      $   (20,788) $    (13,755) $   (387,495)
                                   ============  ============  ============
   Net (Loss) per Share            $      (.15) $      (0.10)

   Weighted Average
   Shares Outstanding                  141,427       141,427

              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows

                                                                       For the Period
                                                                           October
                                                                           5, 1998
                                           For the Three Months Ended    (Inception)
                                                 March         March       to March
                                               31, 2003      31, 2002      31, 2003
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                  $   (20,787) $    (13,755) $   (387,495)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                                           1,434        18,502
  Stock for Services/Expenses                      1,434          -            5,017
  (Gain) on Sale of Equipment                       -             -              (50)
  (Increase) Decrease in Accounts Receivable        -           (2,200)        -
  Increase (Decrease) in Accounts Payable          1,415           721        94,497
  Increase (Decrease) in Interest Payable          2,328          -           13,813
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Operating Activities                       (15,610)      (13,800)     (255,716)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                           -             -          (29,379)
 Sale of Fixed Assets                               -             -              200
 Capitalized of Costs                             (1,000)         (367)      (27,511)
 Reimbursement for Patent Costs                     -             -            6,031
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Investing Activities                        (1,000)         (367)      (50,659)

Cash Flows from Financing Activities
------------------------------------
 Cash from Stock Sales                              -             -           25,450
 Increase (Decrease) in Notes Payable             16,500        11,185       283,160
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Financing Activities                        16,500        11,185       308,610
                                             ------------  ------------  ------------
   Net Increase (Decrease) in Cash                  (110)       (2,982)        2,235

   Cash, Beginning of Period                       2,345         3,129          -
                                             ------------  ------------  ------------
   Cash, End of Period                       $     2,235  $        147  $      2,235
                                             ============  ============  ============
Supplemental Cash Flow Information
----------------------------------
 Interest                                    $      -     $       -     $       -
 Taxes                                              -             -              200
 Stock Issued for Assets                            -             -           18,010
 Stock Issued for Services                          -             -            5,017

              See accompanying notes to financial statements.
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2003

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the three months ended March 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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


                                     6

Results of Operations
---------------------

This Quarter focused on subsurface field testing of the SW2 machine at BYU. The test was successfully conducted in February and a high quality DVD video was produced showing the operation of the machine. The DVD also shows the completion of work from students of all 5 years of engineering and testing at the university. Dr. K.S. Mortensen professor of Mechanical Engineering at BYU published an article entitled "Developing a Softwall Mining Machine" in February's issue of Mining Engineering Magazine published by the Society for Mining Metallurgy and Exploration. In March, the company co-hosted a booth at the University of Utah's Engineering Experiment Station "Inventions to Commercialization" Conference and Exhibit in Salt Lake City, Utah with New Stansbury Coal Company, LLC where it illustrated the SACUM Conveyor and how it will be used at the NSCC mine. The Company also displayed the graphics video clips from BYU of the SW2 machine in the booth.

The company filed counter-suit against US Technical for material misrepresentation of its financial statements in the contemplated reverse-merger.

Plan of Operations
------------------

Softwall Mining Technology
--------------------------
The company began its 5th year of engineering and field testing of the SW2 prototype at Brigham Young University. Professor Mortensen published an article summarizing the work completed in the first 4 years at BYU in mining engineering magazine February, 2003 issue which included a successful test of the machine in a windrow reclaim application. At the time of writing this report the 5th year of testing is now complete and the machine has been proven in subsurface mining as well. More technical articles will be forthcoming in the engineering and mining journals.

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

                                     7

In December, 2002 NSCC announced that it had executed a Purchase and Sale Agreement with Anadarko Petroleum Corporation to purchase the Stansbury Coal Mine. NSCC has prepared mine plans for reopening the mine and for using the SACUM Conveyor technology. NSCC has submitted its business plans to the Wyoming Business Council (WBC) for help in funding through the Wyoming State Treasurer's office. WBC in its due diligence retained two mining engineering firms to review its mine plans and one business consultant to review its business plans. A reserve analysis was the subject of one of the engineering reports and technical feasibility study of the SACUM Conveyor was the subject of the other. It was very favorable regarding the SACUM system. The recommendation from WBC to the State Treasurer was to proceed with an Industrial Development Bond loan up to $12,000,000. When this IDB is awarded it will be the largest one ever awarded in the state of Wyoming. Over $2,000,000 of it is for building the first SACUM Conveyor and depending upon the success of the first one more than 3,000,000 is budgeted for 2 additional units in later years.

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


Dated: May 8, 2003                   Softwall Equipment Corporation


                                     /S/ Randall Peterson
                                     -------------------------------------
                                     Randall Peterson
                                     Director








                                     8


                         SECTION 302 CERTIFICATION

     I, Randall Peterson, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Softwall Equipment Corporation.;

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

Date: May 8, 2003            /S/ Randall Peterson
                             -----------------------------------------
                            Randall Peterson, Chief Executive Officer
                            and President