Form 10QSB
period 2003-06-30
SOFTWALL EQUIPMENT CORP
filed 2003-08-19
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarter Ended        June 30, 2003
                                     -----------------------

                 Commission File Number      0001082562
                                        ---------------------

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
                                                  ----------------

           ------------------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

     Yes   X   No
         -----   -----

and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X    No
         -----   -----
                                  150,927
           -----------------------------------------------------
            (Number of shares of common stock the registrant had
                     outstanding as of August 13, 2003)
                                      ----------------


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                    June 30,   December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                                   ASSETS
Current Assets
--------------
 Cash                                            $     7,680   $     2,345
                                                 ------------  ------------
Property Plant & Equipment (Net)                       9,442        12,311
--------------------------------                 ------------  ------------

Other Assets
------------
 Patent                                               25,075        20,480
                                                 ------------  ------------
  Total Assets                                   $    42,197   $    35,136
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable and Accrued Expenses           $    81,683   $    70,438
 Accounts Payable - Related Party                      4,000        10,000
 Interest Payable                                     16,224        11,279
 Note Payable-Related Party                          303,950       266,660
                                                 ------------  ------------
  Total Current Liabilities                          405,857       358,377

Stockholders' Equity
--------------------
Common Stock, Authorized 50,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 141,427, Retroactively Restated,
  Respectively                                        14,142        14,142
 Capital in Excess of Par Value                       29,325        29,325
 (Deficit) Accumulated During
  Development Stage                                 (407,127)     (366,708)
                                                 ------------  ------------
  Total Stockholders' Equity                        (363,660)     (323,241)
                                                 ------------  ------------
  Total Liabilities and Stockholders' Equity     $    42,197   $    35,136
                                                 ============  ============

              See accompanying notes to financial statements.
                                     3

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                             For the
                           For the     For the      For the     For the       Period
                            Three       Three         Six         Six        October
                            Months      Months       Months      Months      5, 1998
                            Ended       Ended        Ended       Ended    (Inception)
                            June        June         June        June        to June
                          30, 2003    30, 2002     30, 2003    30, 2002     30, 2003
                        ----------- -----------  ----------- -----------  -----------
Revenues
--------
 Consulting Revenues    $    -      $    7,736   $    -      $    7,736   $   19,284
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues            -           7,736        -           7,736       19,284

Expenses
--------
 General and
  Administrative            35,572      11,030       58,496      22,247      398,271
 Depreciation Expense        1,434       1,434        2,868       2,868       19,936
 Research & Development      -           -            -           -           16,715
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses           37,006      12,464       61,364      25,115      434,922
                        ----------- -----------  ----------- -----------  -----------
Loss from Operations       (37,006)     (4,728)     (61,364)    (17,379)    (415,638)

Other Income (Expenses)
-----------------------
 License Fee Income         21,000       -           26,900       -           36,200
 Interest Expense           (3,626)     (1,297)      (5,955)     (2,401)     (17,439)
 Loss on Abandonment of
  Purchase Agreement         -           -            -           -          (10,000)
 Gain (Loss) on Sale
  of Equipment               -           -            -           -               50
                        ----------- -----------  ----------- -----------  -----------
   Total Other
   (Expenses)               17,374      (1,297)      20,945      (2,401)       8,811
                        ----------- -----------  ----------- -----------  -----------
   (Loss) Before Taxes     (19,632)     (6,025)      40,419     (19,708)    (406,827)

   Taxes                     -           -            -           -              300
                        ----------- -----------  ----------- -----------  -----------
   Net (Loss)           $  (19,632) $   (6,025)  $  (40,419) $  (19,708)  $ (407,127)
                        =========== ===========  =========== ===========  ===========
   Net (Loss)
   Per Share            $    (0.00) $    (0.00)  $    (0.00) $    (0.00)

   Weighted Average
   Shares Outstanding   14,142,000  14,142,000   14,142,000  14,143,288


              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                            October
                                                                            5, 1998
                                             For the Six Months Ended     (Inception)
                                                  June          June        to June
                                               30, 2003      30, 2002      30, 2003
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                  $   (40,419)  $    (6,025)  $  (407,127)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                             2,868         1,434        19,936
  Stock for Services/Expenses                      -             -            18,218
  Increase (Decrease) in Accounts Payable          5,245         3,279        85,683
  Increase (Decrease) in Accrued Interest          4,946         1,104        16,224
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Operating Activities                       (27,360)         (208)     (267,066)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                          -             -           (29,379)
 Payments for Patent Cost                         (4,595)        -           (25,075)
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Investing Activities                        (4,595)        -           (54,454)

Cash Flows from Financing Activities
------------------------------------
 Cash from Issuance of Common Stock                -             -            25,250
 Proceeds from Notes Payable                      37,290           900       303,950
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Financing Activities                        37,290           900       329,200
                                             ------------  ------------  ------------
   Net Increase (Decrease) in Cash                 5,335           692         7,680
   Cash, Beginning of Period                       2,345           147         -
                                             ------------  ------------  ------------
   Cash, End of Period                       $     7,680   $       839   $     7,680
                                             ============  ============  ============
Supplemental Cash Flow Information
----------------------------------
 Interest                                    $     -       $     -       $     -
 Taxes                                             -             -               200
 Stock Issued for Assets                           -             -            18,010
 Stock Issued for Services                         -             -             5,017


              See accompanying notes to financial statements.
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                Notes to the Unaudited Financial Statements
                               June 30, 2003

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the six months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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



                                     6
RESULTS OF OPERATIONS
---------------------

SOFTWALL
--------
The second quarter of 2003 began with demonstrations at Brigham Young University (BYU) of the Softwall 2 Machine as the academic year was completed. This year the students prepared a very professional DVD video presentation of the SW2 machine in operation complete with hardware description and operating instructions and project manual combining all 5 years of engineering prototyping and testing work.

The video clearly shows the machine working under about 5' of loose material through which it mined a total distance of about 5ft proving all functional principals of the system. After working under the loose material the material was compacted with a front end loader. Again, all fundamental principals were proven.

One more year at BYU will be sufficient to make the necessary changes to the water system valving that we are still having troubles with before we take the machine to Florida.

SACUM CONVEYOR
--------------
In April the Company and New Stansbury Coal Company LLC (NSCC) were approached by Conveyor Services Corporation (CSC) of Pittsburgh, PA as interested in the SACUM conveyor technology and operations at NSCC. CSC is the largest re-manufacturer of Conveyors in the United States and has the majority of the market share for new belting sold in coalmines in the US as well. CSC's President Troy Dolan toured the BYU facilities with the Company and with NSCC. The three companies jointly decided to display at SACUM at the Longwall USA2003 show in Pittsburgh, PA. CSC had already made reservations for a booth so it extended its booth size to accommodate Softwall/NSCC and fabricated a SACUM display for the Company shown in the picture below.

Several companies expressed interest in using the SACUM Conveyor at the show. However, the purpose of the show was not to sell the SACUM system but rather to illustrate how it will be put to use so that mining engineers can be thinking and planning out reserve strategies for years ahead. Our business strategy is simple. We need to demonstrate the SACUM system first, then market it after we have shown how it works in an affiliated operation where we have some measure of control. The Softwall DVD was also displayed on the laptop on the table but it was the wrong audience. Longwall USA is primarily a coal show and Softwall is aggregates technology.

PLAN OF OPERATIONS
------------------

Proposed US Technical Merger
----------------------------
The company began the year with tentative plans to merge operations with US Technical Consultants. However, material misrepresentations of financial conditions and UST's refusal to provide produce an audit made it necessary to terminate the agreement. UST has filed claim against the company for breach of contract and the company has filed a counterclaim against UST for its damages in federal court.

                                     7

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


Dated: August 18, 2003               Softwall Equipment Corporation


                                     /S/ Randall Peterson
                                     -------------------------------------
                                     Randall Peterson
                                     Director