Form 10QSB
period 2003-09-30
SOFTWALL EQUIPMENT CORP
filed 2003-11-14
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarter Ended    September 30, 2003
                                   ------------------------

                  Commission File Number     000-28727
                                         -----------------

                       SOFTWALL EQUIPMENT CORPORATION
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                              87-06254752
--------------------------------                        -------------------
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

                                  141,427
            ----------------------------------------------------
            (Number of shares of common stock the registrant had
                   outstanding as of  November 13, 2003)
                                       -----------------


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.







































                                     2

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheet

                                                September 30,  December 31,
                                                     2003          2002
                                                 ------------  ------------
                                                  (Unaudited)

                                   ASSETS
Current Assets
--------------
 Cash                                            $     1,803   $     2,345
                                                 ------------  ------------

Property Plant & Equipment (Net)                       7,904        12,311
--------------------------------                 ------------  ------------

Other Assets
------------
 Patent                                               25,075        20,480
                                                 ------------  ------------

  Total Assets                                   $    34,782   $    35,136
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable and Accrued Expenses           $    82,451   $    70,438
 Accounts Payable - Related Party                       -           10,000
 Interest Payable                                     19,183        11,279
 Note Payable-Related Party                          315,914       266,660
                                                 ------------  ------------
  Total Current Liabilities                          417,548       358,377

Stockholders' Equity
--------------------
 Common Stock, Authorized 50,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 141,427, Retroactively Restated,
  Respectively                                        14,142        14,142
 Capital in Excess of Par Value                       29,325        29,325
 (Deficit) Accumulated During
  Development Stage                                 (426,232)     (366,708)
                                                 ------------  ------------
  Total Stockholders' Equity                        (382,765)     (323,241)
                                                 ------------  ------------
  Total Liabilities and Stockholders' Equity     $    34,782   $    35,136
                                                 ============  ============





              See accompanying notes to financial statements.
                                     3


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                            For the
                                                                             Period
                                                                             October
                              For the Three             For the Nine        5, 1998
                              Months Ended              Months Ended      (Inception)
                        -----------------------  -----------------------       to
                         September   September    September   September    September
                          30, 2003    30, 2002     30, 2003    30, 2002     30, 2003
                        ----------- -----------  ----------- -----------  -----------
Revenues
--------
 Consulting Revenues    $    -      $    -       $    -      $    7,736   $   19,284
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues            -           -            -           7,736       19,284

Expenses
--------
 General and
  Administrative            23,105      53,171       81,601      75,418      421,380
 Depreciation Expense        1,538       1,434        4,406       4,302       21,474
 Research & Development      -           -            -           -           16,715
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses           24,643      54,605       86,007      79,720      459,569
                        ----------- -----------  ----------- -----------  -----------
   Loss from Operations    (24,643)    (54,605)     (86,007)    (71,984)    (440,285)

Other Income (Expenses)
-----------------------
 License Fee Income          8,500       -           35,400       -           44,700
 Interest Expense           (2,958)     (1,241)      (8,913)      3,642      (20,397)
 Loss on Abandonment of
  Purchase Agreement         -           -            -           -          (10,000)
 Gain (Loss) on Sale
  of Equipment               -           -            -           -               50
                        ----------- -----------  ----------- -----------  -----------
   Total Other
   (Expenses)                5,542      (1,241)      26,487       3,642       14,353
                        ----------- -----------  ----------- -----------  -----------
   (Loss) Before Taxes     (19,101)    (55,846)     (59,520)    (75,626)    (425,932)

   Taxes                     -           -            -           -              300
                        ----------- -----------  ----------- -----------  -----------
   Net (Loss)           $  (19,101) $  (55,846)  $  (59,520) $  (75,626)  $ (426,232)
                        =========== ===========  =========== ===========  ===========
   Net (Loss)
   Per Share            $    (0.14) $    (0.39)  $    (0.42) $    (0.53)

   Weighted Average
   Shares Outstanding      141,427     141,427      141,427     141,427



              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                           For the
                                                                            Period
                                                                            October
                                                     For the Nine          5, 1998
                                                  Months Periods Ended   (Inception)
                                                -----------------------       to
                                                September     September    September
                                                 30, 2003      30, 2002     30, 2003
                                              -----------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net (Loss)                                   $  (59,520)  $   (75,626)  $  (426,232)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                             4,405         4,302        21,473
  Stock for Services/Expenses                       -             -           18,218
  Increase (Decrease) in Accounts Receivable  -           (2,200)       -
  Increase (Decrease) in Accounts Payable          2,011         3,854        82,451
  Increase (Decrease) in Accrued Interest          7,903         3,435        19,183
                                              -----------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Operating Activities                       (45,201)      (66,235)     (284,907)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                           -             -          (29,379)
 Payments for Patent Cost                         (4,595)         (367)      (25,075)
                                              -----------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Investing Activities                        (4,595)         (367)      (54,454)

Cash Flows from Financing Activities
------------------------------------
 Cash from Issuance of Common Stock                 -             -           25,250
 Proceeds from Notes Payable                      53,790        63,506       320,450
 Payments on Notes Payable                        (4,536)         -           (4,536)
                                              -----------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Financing Activities                        49,254        63,506       341,164
                                              -----------  ------------  ------------
   Net Increase (Decrease) in Cash                  (542)       (3,096)        1,803
   Cash, Beginning of Period                       2,345         3,129          -
                                              -----------  ------------  ------------
   Cash, End of Period                        $    1,803   $        33   $     1,803
                                              ===========  ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                     $     -      $      -      $      -
 Taxes                                              -             -              200
 Stock Issued for Assets                            -             -           18,010
 Stock Issued for Services                          -             -            5,017


              See accompanying notes to financial statements.
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2003

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the nine months ended September 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2003. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has billed his professional time since inception. Mr. Peterson has a consulting contract with the Company and has billed his hours on an ongoing basis. Mr. Peterson has been careful to not incur company expenses when there have not been sufficient funds to cover them. He has done this by operating the company business from his consulting office in his home, and by loaning the company money to cover expenses, and by taking promissory notes in lieu of payment for his professional fees.

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

Results of Operations
---------------------

Other income this quarter was entirely from the single SACUM license at New Stansbury Coal Company, LLC.

This quarter was spent working with NSCC in showing the SACUM system at the LW USA 2003 trade show in Pittsburgh, PA and in writing the article for Engineering and Mining Journal regarding progress on the Softwall Mining Machine prototype. As of this writing the article has appeared in the October issue of that magazine.

Further BYU prototyping of the Softwall machine was put on hold this year for two reasons: 1) All fundamental aspects of the invention have been proven and 2) New Stansbury Coal Company, LLC is taking more time with SACUM.

The company made a tentative future offer to Mr. David Bingham as Vice
President of Mechanical Engineering.   He accepted the offer subject to the
company's ability to provide a reasonable salary and benefit package, which
it is not currently able to do.   Mr. Bingham brings an added dimension to
Softwall Equipment Corporation. He has extensive experience in Coal Preparation Design and has current plans for portable coal preparation plants with a ready market. With the Western coal mines focusing on higher sulfur coal we see this as an area for Softwall to expand into. Hence, we are enthusiastic about the prospects of working with Mr. Bingham.


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

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . None

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . None

Item 6.   Exhibits

          31.1  Certification of Principal Executive Officer . . . Attached

          32.1  Certification Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 . . . . . . . . . . . . Attached


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: November 14, 2003           Softwall Equipment Corporation

                                   /S/ Randall Peterson
                                   -------------------------------------
                                   Randall Peterson
                                   Director