Form 10KSB
period 2003-12-31
SOFTWALL EQUIPMENT CORP
filed 2004-04-14
CIK 1082562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                      Commission File No.  0001082562
                                          ------------

                       Softwall Equipment Corporation
                      -------------------------------
           (Exact name of Registrant as specified in its charter)

     UTAH                                                    87-0624752
-------------------------------                          ------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

                   11602 Colchester Drive Sandy UT 84092
                   --------------------------------------
           (Address and zip code of principal executive offices)

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

Revenue for the year ended 2003: $0

Based upon the closing price of the registrant's Common Stock as of April 12, 2004 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $156.

As of April 12, 2004 the number of shares outstanding of the Registrant's Common Stock was 155,927. Documents incorporated by reference: Not applicable.

                             TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

PART I

     Item 1. Description of Business . . . . . . . . . . . . . . . . . . 3
     Item 2. Description of Properties . . . . . . . . . . . . . . . . . 4
     Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 4
     Item 4. Submission of Matters to a Vote of Security Holders . . . . 4

PART II
     Item 5. Market for Common Equity and Related Stockholder Matters. . .4
     Item 6. Management's Discussion and Analysis or Plan of Operations  .5
     Item 7. Financial Statements. . . . . . . . . . . . . . . . . . . . .6
     Item 8. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . 17

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.. . . . . 17
     Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . 18
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management . . . . . . . . . . . . . . . . . . . . . . . . 19
     Item 12. Certain Relationships and Related Transactions . . . . . . 19

PART IV

     Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 20

     Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21















                                     2

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

To date 5 years of Capstone at BYU have now been completed and many improvements have been made which became the subject of additional patent applications. For example during the third year of testing and engineering at BYU further developed the machine and led to several new inventions, which were incorporated in to a CIP patent which was awarded US Patent 6,505,892 B1. The fourth year of testing and engineering was directed at solving problems with the locking mechanisms and installing guide bars to keep the machine mining in the horizontal plane. The fifth year, (2002
 - 2003), in involved in the subsurface testing of the SW 2 Prototype.
As of this writing we have already had one successful subsurface test and produced a DVD video of the SW2 machine in operation.

SACUM CONVEYOR

In December 2000 Peterson was awarded a US patent for his Surface Assisted Continuous Underground Mining (SACUM) Conveyor Invention, which he has since assigned to the Company for stock. In 1999 the Company sponsored another Capstone team at BYU which prepared a mechanical engineering review of the SACUM system. This team engineered, manufactured and constructed a 5 ft section of the SACUM conveyor along with monorail and tram drive systems for a complete 5' section of 42" production scale SACUM conveyor system.

ITEM 2.     PROPERTIES

The office of the Company is currently in the home of Randall Peterson, the President. The Company owns no real estate.

ITEM 3.     LEGAL PROCEEDINGS

The company began the 2002 year with tentative plans to merge operations with US Technical Consultants (UST). However, material misrepresentations of financial conditions and UST's refusal to provide an SEC audit as agreed made it necessary to terminate the agreement. UST has filed claim against the company and against Randall Peterson personally, for breach of contract and the Company has filed a counterclaim against UST for its damages in federal court.

The frivolous lawsuit from US Technical, remnant from the would-have-been-merger, still remains and the company's General Legal Counsel George S.
Young is handling the matter. The company held mediation hearings with US Technical and US Technical offered to lower its demand from $100,000 to $50,000. The company declined the offer. The company's position is that any payment is plain extortion and that it has been damaged by US Technical's fraudulent actions.

Mr. Ronald Poulton of Poulton and Yordan filed an equally frivolous complaint aledging non-payment for legal services for which the company had "contracted his services". The company maintains that he had no contract and answered his complaint accordingly. To date he has not pursued the matter further. Heinz J. Mahler of Kipp and Christian, PC is representing the company and was issued 5,000 shares of restricted common stock in consideration for his services.

No member of Management or control person of the Company has, in the past five years, been involved in any of the following events:

     (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
     (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses)
                                     4

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
                                  PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                            High          Low
                                         -----------  -----------
     2003 Calendar Period:
       1st Quarter                       $      .25   $      .06
       2nd Quarter                              .26          .05
       3rd Quarter                             1.01          .05
       4th Quarter                              .80          .15
     2004 Calendar Period:
       1st Quarter                       $      .15   $      .10

     As of April 12, 2004, there were 71 stockholders of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Summary of Operations

Softwall Mining Technology

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

SACUM Conveyor Technology

The Company generated other income during the year from the sale of a single SACUM license to New Stansbury Coal Company, LLC which, is also in development stages. The year was spent in working with NSCC in mine planning for the application of the SACUM Conveyor. The fourth quarter was spent with preliminary engineering of an existing mine hoist system at the Stansbury mine to be used with the SACUM Conveyor for pulling it up and down the slope of the new mine. It will eliminate, the more expensive, hydraulic tram trolley systems required for pulling the SACUM Conveyor in and out of the mine.
                                     5
During the summer, the company participated with NSCC in exhibiting the SACUM system at the Longwall USA 2003 trade show in Pittsburgh, PA.
Several companies expressed interest in using the SACUM Conveyor at the show. However, the purpose of the show was not to sell the SACUM system but rather to illustrate how it will work so that interested mining engineers can plan long-term reserve strategies to include it.

Our business strategy is simple and entirely results oriented. We need to demonstrate the SACUM system first, then market it. Once we have shown how it works and its superiority by gathering actual production and cost data
we know that the demand will be tremendous.   Once this is done we may
offer the system either for sale, lease or use through contract mining services.

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

Listed in order of priority, future capital funding will come from government grants, debt financing, and additional offerings. Peterson intends to combine his consulting practice as part of the company when the company is in a financial position to pay him a salary. He will discontinue consulting as economics and company matters take precedence over his time.

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

ITEM 7.   FINANCIAL STATEMENTS

(a) (1) Financial Statements. The following financial statements are included in this report:

     Report of Chisholm, Bierwolf & Nilson LLC, Certified Public
       Accountants
     Balance Sheet as of December 31, 2003 and 2002.
     Statement of Operations - For the years ended December 31, 2003and
       2002 and for the period from October 5, 1998 to December 31, 2003. Statement of Stockholders' Equity - For the period from October 5,
       1998 to December 31, 2003.
     Statement of Cash Flows - For the years ended December31, 2003 and
       2002 and for the period from October 5, 1998 to December 31, 2003. Notes to Financial Statements


                                     6

/Letterhead/




                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Softwall Equipment Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Softwall Equipment Corporation (a Utah Corporation) as of December 31, 2003 and 2002, and the related statements of operations, retained earnings, and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Softwall Equipment Corporation at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period October 5, 1998 (Inception) to December 31, 2003 in conformity with generally accepted accounting principles, in the United States of America.

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


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 12, 2004


                                     7

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                               Balance Sheet
                                December 31

                                                       2003         2002
                                                   -----------  -----------

                                   ASSETS
Current Assets
--------------
  Cash (Note 2)                                    $    3,690   $    2,345
                                                   -----------  -----------

Property Plant & Equipment (Net) (Note 4)               6,574       12,311
-----------------------------------------          -----------  -----------

Other Assets
------------
  Patent (Note 4)                                      25,075       20,480
                                                   -----------  -----------
   Total Assets                                    $   35,339   $   35,136
                                                   ===========  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses            $   80,225   $   70,438
  Accounts Payable - Related Party                      2,250       10,000
  Advanced Royalty Payments                             3,700         -
  Interest Payable                                     22,476       11,279
  Taxes Payable (Note 3)                                 -            -
  Note Payable-Related Party (Note 6)                 324,234      266,660
                                                   -----------  -----------
   Total Current Liabilities                          432,885      358,377

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 155,927 and 141,427,
    Retroactively Restated Respectively                   156          141
  Capital in Excess of Par Value                       44,761       43,326
  (Deficit) Accumulated During
   Development Stage                                 (442,463)    (366,708)
                                                   -----------  -----------
   Total Stockholders' Equity                        (397,546)    (323,241)
                                                   -----------  -----------
   Total Liabilities and Stockholders' Equity      $   35,339   $   35,136
                                                   ===========  ===========




 The accompanying notes are an integral part of these financial statements.
                                     8

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                         For the Period
                                                                          October 5,
                                           For the Year   For the Year       1998
                                              Ended          Ended     (Inception) to
                                           December 31,   December 31,   December 31,
                                               2003           2002           2003
                                           ------------   ------------   ------------

Revenue                                    $     -        $     7,736    $    19,284
-------                                    ------------   ------------   ------------

Expenses
--------
  General & Administrative                      99,521         86,996        439,295
  Depreciation                                   5,737          5,876         22,805
  Research & Development                         -              -             16,715
                                           ------------   ------------   ------------
  Total Expenses                               105,258         92,872        478,815
                                           ------------   ------------   ------------
  Net Loss from Operations                    (105,258)       (85,136)      (458,531)

Other Income (Expenses)
-----------------------
  License Fee Income                            40,700          9,300         50,000
  Interest Expense                             (11,197)        (5,738)       (22,682)
  Loss on Abandonment of Purchase
   Agreement                                     -              -            (10,000)
  Gain (Loss) on Sale of Equipment               -              -                 50
                                           ------------   ------------   ------------
    Total Other Income (Expenses)               29,503          3,562         17,368
                                           ------------   ------------   ------------
    Income (Loss) Before Taxes                 (75,755)       (81,574)      (441,163)

    Taxes (Note 4)                               -              -                300
                                           ------------   ------------   ------------
    Net Income (Loss)                      $   (75,755)   $   (81,574)   $  (441,463)
                                           ============   ============   ============

  Loss Per Common Share                    $      (.50)   $      (.58)

  Weighted Average Shares Outstanding          151,200        141,427





 The accompanying notes are an integral part of these financial statements.
                                     9

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2003

                                                                          Accumulated
                                                                            Deficit
                                                            Additional     During the
                                      Common Stock            Paid-In     Development
                                  Shares        Amount        Capital        Stage
                               ------------  ------------  ------------  ------------
Balance at Inception
October 5, 1998                      -       $     -       $     -       $     -

Shares Issued for Equipment
& Cash at $.0016 per Share          81,250            81        13,119         -

Net Loss Year Ended
December 31, 1998                    -             -             -              (150)
                               ------------  ------------  ------------  ------------
Balance, December 31, 1998          81,250            81        13,119          (150)

Shares Issued for Cash at
$.03 per Share                      10,000            10        29,990         -

Less: Offering Costs                 -             -            (4,750)        -

Shares Issued for Patent            50,100            50         4,960         -

Net Loss Year Ended
December 31, 1999                    -             -             -           (67,865)
                               ------------  ------------  ------------  ------------
Balance, December 31, 1999         141,350           141        43,319       (68,015)

Shares Issued for Services
at $.001 per Share                      70         -                 7         -

Net Loss Year Ended
December 31, 2000                    -             -             -          (119,682)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2000         141,420           141        43,326      (187,697)





                                 Continued
                                     10

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
      For the Period October 5, 1998 (Inception) to December 31, 2003

                                                                          Accumulated
                                                                            Deficit
                                                            Additional     During the
                                     Common Stock            Paid-In      Development
                                  Shares        Amount        Capital        Stage
                               ------------  ------------  ------------  ------------
Net Loss Year Ended
December 31, 2001                    -             -             -           (97,437)

Balance, December 31, 2001         141,420           141        43,326      (285,134)

Rounding Due to Reverse Split            7         -             -             -

Net Loss Year Ended
December 31, 2002                    -             -             -           (81,574)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002         141,427           141        43,326      (366,708)

Shares issued for services
at $0.10 per share                  14,500            15         1,435         -

Net Loss Year Ended
December 31, 2003                    -             -             -           (75,755)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003         155,927   $       156   $    44,761   $  (442,463)
                               ============  ============  ============  ============












 The accompanying notes are an integral part of these financial statements.
                                     12

                       Softwall Equipment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                       For the Period
                                                                          October 5,
                                           For the Year   For the Year       1998
                                              Ended          Ended     (Inception) to
                                           December 31,   December 31,   December 31,
                                               2003           2002           2003
                                           ------------   ------------   ------------
Cash Flows from Operating Activities
------------------------------------
  Net (Loss)                               $   (75,755)   $   (81,574)   $  (442,463)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation & Amortization                   5,737          5,876         22,805
   Stock for Services Expenses                   1,450          -              6,467
   (Gain) on Sale of Equipment                   -              -                (50)
   Increase (Decrease) in Accounts
     Payable & Accrued Expenses                  2,037         16,621         95,119
   Increase in Advanced Royalty Payments         3,700          -              3,700
   Increase (Decrease) in Interest Payable      11,197          5,738         22,682
                                           ------------   ------------   ------------
     Net Cash Used by Operating Activities     (51,634)       (53,339)      (291,740)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Fixed Assets                       -              -            (29,379)
  Sale of Fixed Assets                           -              -                200
  Payments made for Patent                      (4,595)         -            (31,106)
  Reimbursement for Patent Costs                 -              -              6,031
                                           ------------   ------------   ------------
     Net Cash Provided by Investing
     Activities                                 (4,595)         -            (54,254)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Stock Sales                      -              -             25,450
  Proceeds from Notes Payable                   57,574         52,555        324,234
                                           ------------   ------------   ------------
     Net Cash Provided by Financing
     Activities                                 57,574         52,555        349,684

     Increase in Cash                            1,345           (784)         3,690
     Cash at Beginning of Period                 2,345          3,129          -
                                           ------------   ------------   ------------
     Cash at End of Period                 $     3,690    $     2,345    $     3,690
                                           ============   ============   ============
Supplementary Cash Flow Information
-----------------------------------
  Interest                                 $     -        $     -        $     -
  Taxes                                          -              -                200

Non Cash Disclosures
--------------------
  Stock Issued for Assets                        -              -             18,010
  Stock Issued for Services                      1,450          -              6,467

 The accompanying notes are an integral part of these financial statements.
                                     12

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2003

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

E. The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which
	provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

F. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the time of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets involve reliance on management's estimates.


                                 Continued
                                     14

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2003

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

No provision for income taxes has been recorded due to net operating loss carryforward totaling $442,463 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account at December 31, 2003 is as follows:


     Deferred tax asset:                               2003         2002
                                                   -----------  -----------
       NOL Carryforward                            $  176,985   $  146,400
       Valuation Allowance                           (176,985)    (146,400)
                                                   -----------  -----------
          Total                                    $     -      $     -
                                                   ===========  ===========

The Company has accrued minimum state income taxes for the periods ending December 31, 2003 and 2002.






                                 Continued
                                     14

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 4 - Property, Plant and Equipment
--------------------------------------

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred.

Property, plant and equipment consist of the following:

                                                 December 31,
                                          ------------------------
                                              2003         2002
                                          -----------  -----------
     Computer                             $    2,435   $    2,435
     Furniture and Fixtures                    2,429        2,429
     Vehicle                                  15,403       15,403
     Machinery                                 9,112        9,112
                                          -----------  -----------
       Total Property, Plant & Equipment      29,379       29,379
       Less: Accumulated Depreciation        (22,805)     (17,068)
       Net Property, Plant and Equipment  $    6,574   $   12,311
                                          ===========  ===========

Depreciation - The cost of the equipment will be depreciated using the straight-line method. The depreciation periods are prescribed based on the type of property. The vehicle and computer will be depreciated over the property's estimated useful life of 5 years. Depreciation expense for 2003 is $5,737 and $5,876 in 2002.

NOTE 5 - Patent
---------------

The Company has capitalized all legal costs to file for the SACUM (Surface Assisted Continuous Underground Mining Conveyor) patent. The Sacum patent will be amortized over 15 years, commencing in the year it becomes operational. During the year, the Company reconized $4,595 in fees to an attorney relating to the patent.





                                 Continued
                                     15

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 6 - Related Party Transactions
-----------------------------------

The Company has a consulting contract with the chief executive officer of the Company at a rate of $105 per hour. The amount payable and contract date back to 1999. As of December 31, 2003 the balance due to Mr. Peterson totaled $324,234 with accrued interest of $22,476.

Short term note payables are detailed in the following schedule as of December 31, 2003 and 2002.

                                                     2003          2002
                                                 ------------  ------------
     Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 2% per annum.         $   178,504   $   187,040

     Convertible Note Payable to Randall Peterson
     (President) due on demand, unsecured
     and bears interest at 7% per annum.             145,730        79,620
                                                 ------------  ------------
       Total Notes Payable Related Party         $   324,234   $   266,660
                                                 ============  ============

NOTE 7 - Common Stock Transactions
----------------------------------

In April 2003, the Company issued 1,450 shares of restricted common stock for services rendered in conjunction with the research and development of the Softwall prototype at Brigham Young University.

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

NOTE 8 - Going Concern
----------------------

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company currently has the following plans to raise sufficient funds to continue operations and fund its ongoing research and development activities:

     (a) The Company is continuing to develop and nurture an ongoing relationship with IMC Phosphates technology development group for assistance with research and development costs. Through this relationship, further research and development of the Softwall prototype will be made possible at Brigham Young University.
                                 Continued
                                     16

                       Softwall Equipment Corporation
                     Notes to the Financial Statements
                             December 31, 2003

NOTE 8 - Going Concern - continued
----------------------

     (b) The Company has an agreement with New Stansbury Coal Company, LLC ("NSCC"). NSCC has a Purchase and Sale Agreement with Rock Springs Royalty Company a subsidiary of Anadarko Petroleum Corporation to purchase the Stansbury Coal Mine near

Rock Springs, Wyoming. NSCC has extensive mining and business plans which have been submitted to the Wyoming Business Council ("WBC") in application for a $12MM industrial development bond. This is roughly 75% of the total capital required for the NSCC project. Approximately $4MM of that is ear marked for manufacturing of the SACUM Conveyor. The WBC board has reviewed the application and has recommended that NSCC be approved for $12MM funding. NSCC's attorney George S. Young (also general SEC counsel for the Company) is preparing the legal inducement documents for the bond with the Wyoming Attorney General's Office.

NSCC will be granted a non exclusive license to use the SACUM technology at the Stansbury mine site. Equitable advance royalties and production royalty payments will be stipulated with the investing partners of NSCC and will be made directly to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 26, 2004 we filed an 8-K to report a change in auditor. Our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001 and its reports for each of the two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation. Our board of directors approved the change in auditors.

During the two most recent fiscal years ended December 31, 2002 and 2001, and through February 12, 2004, we did not consult with Chisholm, Bierwolf & Nilson, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm, Bierwolf & Nilson, LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event.

ITEM 8a.  CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

     The principal executive officer, Randall Peterson, has concluded based on his evaluation, as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

     Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting (as defined in Rul 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeeds in achieving their stated goals under all potential future conditions.

                                  PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of

  Name                        Age       Office with the Company
  ------------------------------------------------------------------------
     Randall D. Peterson      49        President/Director
     11602 Colchester Drive
     Sandy, Utah 84092

     Sally W. Peterson        41        Secretary/Treasurer/Director
     11602 Colchester Drive
     Sandy, Utah 84092


RANDALL PETERSON is 49 years of age and is President, CEO and a Director of the Company and has over 20 years of experience in working for mining companies in underground coal and trona and surface metal mining. From 1997 to 2000 he has acted as Managing Director/ Engineer and principal consultant to South East International of Camden Australia and Salt Lake
City, Utah, and as an independent mining consultant.   He has provided
consulting services during this time period to numerous companies including Shell Coal of Brisbane, Australia; Allied Bellambi Colleries, Wollongong, Australia; Savage Togara North of Brisbane, Qld, Australia; IMC Phosphate Technology Development Group, Mulberry, Florida, Wyoming and West Virginia Mining Company, Rock Springs, Wyoming, in addition to Union Pacific Resources of Texas. His consultation services for the foregoing companies covered a wide range including such things as evaluations of mining methods and options, mining training services, mine plan and project evaluations. And economic feasibility evaluations and mine care and maintenance. From 1995 through 1997, Peterson was project manager for NorWest Mines Services, Inc., Salt Lake City, Utah where he acted as project manager, coordinator, engineer and consultant for a wide variety of underground mine design, improvement, feasibility evaluation projects. These projects involved numerous mining ventures throughout the world. He was also contracted temporarily as an Instructor for the University of Utah where he taught senior level design courses for the Department of Mining and Engineering. From 1990 through 1995, Peterson acted as Superintendent of Mine Engineering for General Chemical Soda Ash Partners in Green River Wyoming. His position included acting as Mine Manager on weekends; management of 2-8 man engineering department; mine planning, technical and design support services for underground operations; planning of a new mine shaft construction, among other responsibilities. From 1989 to 1990, he was Chief Engineer and Technical Services Manager for Sunnyside Mines, Sunnyside, Utah and from 1988-1989, he was a mine shift supervisor for Barneys Canyon Mine, Kennecott Gold, Bingham, Utah. He was a project engineer for the Twentymile Park Project, Getty Mining Company in Salt Lake from 1983-1985. Peterson was Mine Engineer from Plateau Mining Company, a subsidiary of Getty Mining Company, in Price, Utah, from 1981 through 1983 and from 1979 through 1981 he was a section foreman and mine engineer for Hawks Nest Mines. Western Slope Carbon (a subsidiary of Northwest Pipeline Corporation Somerset, Colorado).

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

SALLY PETERSON - 41, is the Company's Secretary/Treasurer and a director.

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

Committees

None

ITEM 10.  EXECUTIVE COMPENSATION.

No officer and directors of the Company have received ANY Compensation, either directly or indirectly, including benefits in the past twelve months. There are no formal employment contracts in effect which would result in any of the officers or directors, including the CEO, receiving any compensation. However, the Company does intend to compensate Mr. Randall Peterson for consulting services rendered to the Company during the next twelve months and thereafter. As of this date, Peterson anticipates expending approximately 30% of his time in consulting services to the Company in the next 12 months of operation. Accordingly, the Company will compensate Peterson at a rate of $110 per hour, which is standard in the industry and with Peterson's expertise and experience. In addition Peterson will be allowed the use of the Company's vehicle. However, Peterson may be required to take compensation in the form of stock, or stock options, or , the Company may be required to execute a promissory note in favor of Peterson in lieu of wages. In addition, the Company has and will continue to allow Peterson to utilize the Company's vehicle to conduct Company business, and for personal use.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of April 12, 2004, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding. Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.


Name & Address of                           Amount & Nature of   Percentage
Beneficial Owners                            Beneficial Owners     of Class
------------------------------------------- ------------------   ----------
Randall Peterson (President, CEO, Director)
Sally Peterson (Secretary/Treasurer, Director)
 11602 Colchester Drive, Sandy, Utah 84092            106,581           68%

Cede & Co                                               8,579          5.5%

Craig Cox
620 South Main Street, Bountiful, Utah 84010           10,000            7%
------------------------------------------- ------------------   ----------
       Total Shares                                   125,160        80.50%
                                            ==================   ==========

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

     99.1 Written Statement of Chief Executive Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K

     On February 26, 2004 we filed an 8-K to report a change in auditor. Our independent auditors, Bierwolf, Nilson & Associates, Certified Public Accountants, informed us that on February 10, 2004, that firm had merged its operations into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001 and its reports for each of the two fiscal years did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation. Our board of directors approved the change in auditors.

              ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $14,000 and $11,935 respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $-0-and $350, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2003, were approved by the Board of Directors.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Softwall Equipment Corporation

Dated: April 12, 2004      By:  /s/ Randall Peterson
                           --------------------------------------------
                           Chief Executive Officer, President and Director

Dated: April 12, 2004      By: /s/ Sally Peterson
                           --------------------------------------------
                           Treasurer and Director