Form 10QSB
period 2004-03-31
SOFTWALL EQUIPMENT CORP
filed 2004-05-24
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                For Quarter Ended        March 31, 2004
                                  ------------------------------

                 Commission File Number      0001082562
                                         -------------------

                       SOFTWALL EQUIPMENT CORPORATION
               ---------------------------------------------
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
                                                  --------------

              ------------------------------------------------
                Former Address, if changed since last report

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

                                  150,927
                               --------------
            (Number of shares of common stock the registrant had
                      outstanding as of May 20, 2004)




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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.





                                     2

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                                    March 31,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
Current Assets
--------------
 Cash                                            $     7,822   $     3,690
                                                 ------------  ------------

Property Plant & Equipment (Net)                       5,755         6,574
--------------------------------                 ------------  ------------

Other Assets
------------
 Patent                                               26,745        25,075
                                                 ------------  ------------
   Total Assets                                  $    40,322   $    35,339
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accounts Payable and Accrued Expenses           $    51,651   $    80,225
 Accounts Payable - Related Party                      2,250         2,250
 Interest Payable                                     25,919        22,476
 Advanced Royalty Payments                            29,700         3,700
 Note Payable-Related Party                          324,234       324,234
                                                 ------------  ------------
  Total Current Liabilities                          433,754       432,885

Stockholders' Equity
---------------------
 Common Stock, Authorized 50,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 155,927, Retroactively Restated,
  Respectively                                           156           156
 Capital in Excess of Par Value                       44,761        44,761
 (Deficit) Accumulated During Development Stage     (438,349)     (442,463)
                                                 ------------  ------------
  Total Stockholders' Equity                        (393,432)     (397,546)
                                                 ------------  ------------
  Total Liabilities and Stockholders' Equity     $    40,322   $    35,339
                                                 ============  ============




               See accompanying notes to financial statments.
                                     3

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations

                                                              For the Period
                                                                   October
                                                                    5, 1998
                                    For the Three Months Ended   (Inception)
                                             March       March     to March
                                          31, 2004    31, 2003     31, 2004
                                       ----------- -----------  -----------
                                       (Unaudited) (Unaudited)
Revenues
--------

 Consulting Revenues                    $    -      $    -      $   19,284
                                       ----------- -----------  -----------
   Total Revenues                            -           -          19,284

Expenses
--------

 General and Administrative                   911      22,925      440,206
 Depreciation Expense                         819       1,434       23,624
 Research & Development                      -           -          16,715
                                       ----------- -----------  -----------
   Total Expenses                           1,730      24,359      480,545

   Loss from Operations                    (1,730)    (24,359)    (461,261)

Other Income (Expenses)
-----------------------

 License Fee Income                        10,000       5,900       60,000
 Interest Expense                          (4,156)     (2,329)     (26,838)
 Loss on Abandonment of Purchase
  Agreement                                  -           -         (10,000)
 Gain (Loss) on Sale of Equipment            -           -              50
                                       ----------- -----------  -----------
   Total Other Income (Expenses)            5,844       3,571       23,212
                                       ----------- -----------  -----------
   Income (Loss) Before Taxes               4,114     (20,788)    (438,049)

   Taxes                                     -           -             300
                                       ----------- -----------  -----------
   Net Income (Loss)                   $    4,114  $  (20,788)  $ (438,349)
                                       =========== ===========  ===========

Net Income (Loss) per Share            $     0.03  $    (0.15)

Weighted Average Shares Outstanding       155,927     141,427

              See accompanying notes to financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Cash Flows

                                                                   For the Period
                                                                        October
                                                                         5, 1998
                                         For the Three Months Ended  (Inception)
                                                  March       March     to March
                                               31, 2004    31, 2003     31, 2004
                                            ----------- -----------  -----------
                                            (Unaudited) (Unaudited)
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                          $    4,114  $  (20,787)  $ (438,349)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                             819       1,434       23,624
  Stock for Services/Expenses                        -           -        6,467
  (Gain) on Sale of Equipment                        -           -          (50)
  Increase (Decrease) in Accounts Payable      (28,574)      1,415       53,901
  Increase in Advanced Royalties Payments       26,000           -       29,700
  Increase (Decrease) in Interest Payable        3,443       2,328       25,919
                                            ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Operating Activities                      (5,802)    (15,610)    (298,798)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                            -           -      (29,379)
 Sale of Fixed Assets                                -           -          200
 Purchase of Patent                             (1,670)     (1,000)     (35,701)
 Reimbursement for Patent Costs                      -           -        6,031
                                            ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Investing Activities                      (1,670)     (1,000)     (58,849)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Stock Sales                           -           -       24,450
 Proceeds from Notes Payable                         -      16,500      324,234
                                            ----------- -----------  -----------
   Net Cash Flows Provided (Used)
   by Financing Activities                           -      16,500      349,684
                                            ----------- -----------  -----------
   Net Increase (Decrease) in Cash               4,132        (110)       3,690

   Cash, Beginning of Period                     3,690       2,345            -
                                            ----------- -----------  -----------
   Cash, End of Period                      $    7,822  $    2,235   $    3,690
                                            =========== ===========  ===========
Supplemental Cash Flow Information
----------------------------------
 Interest                                   $      713  $        -   $      713
 Taxes                                               -           -          200

Non Cash Disclosures
--------------------
 Stock Issued for Assets                             -           -       18,010
 Stock Issued for Services                           -           -        6,467

              See accompanying notes to financial statements.
                                     5
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               March 31, 2004

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the three months ended March 31, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
The Company does not pay rent, has no ongoing compensations costs, or any other long term or ongoing business overhead commitments.

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

                                     6

RESULTS OF OPERATIONS QUARTER ENDING MARCH 31, 2004

SOFTWALL

The Softwall prototype has been moved from the BYU campus to the Stansbury Mine site and is currently stored in the Mine Shop awaiting further field testing and transport to IMC Phosphate's operations in Florida.

PLAN OF OPERATIONS
------------------

PROPOSED US TECHNICAL MERGER
-----------------------------

The company began the year with tentative plans to merge operations with US Technical Consultants. However, material misrepresentations of financial conditions and UST's refusal to provide an audit made it necessary to terminate the agreement. UST has filed claim against the company for breach of contract and the company has filed a counterclaim against UST for its damages in federal court.

SOFTWALL MINING TECHNOLOGY
---------------------------

The company began its 5th year of engineering and field testing of the SW2 prototype at Brigham Young University. Professor Mortensen published an article summarizing the work completed in the first 4 years at BYU in mining engineering magazine February, 2003 issue which included a successful test of the machine in a windrow reclaim application. At the time of writing this report the 5th year of testing is now complete and the machine has been proven in subsurface mining as well. More technical articles will be forthcoming in the engineering and mining journals. The company continued its patent prosecution efforts in Europe, Canada and Australia this quarter.

Plans for this coming year will involve further refinement coordination with IMC Phosphates as to a convenient time for production testing at their pit in Mulberry Florida. The Prototype has been Moved to the Stansbury, Mine Shop in Rock Springs Wyoming for storage and upgrade of the of the water sluicing system. and commercial demonstration for tailings mining.

SACUM Conveyor Technology
--------------------------
Revenue for the quarter was entirely from advance royalties from New Stansbury Coal Company (NSCC) in prepayment of production royalties. Management activities for the quarter involved working with NSCC in organizing short term and long term financing for both companies.

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


Dated: May 20, 2004                  Softwall Equipment Corporation

                                     /S/ Randall Peterson
                                     ----------------------------------
                                     Randall Peterson
                                     Director
















                                     8