Form 10QSB
period 2004-06-30
SOFTWALL EQUIPMENT CORP
filed 2004-08-16
CIK 1082562

United States
                     Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934


For the Quarter Ended                                Commission File Number
   June 30, 2004                                             000-50009


                   PACIFIC HEALTH CARE ORGANIZATION, INC.
                   --------------------------------------
           (Exact name of registrant as specified in its charter)

                                    UTAH
                                   ------
       (State or other jurisdiction of incorporation or organization

                                 87-0285238
                                -----------
                    (I.R.S. Employer Identification No.)


          1280 Bison Street, Suite B9-596, Newport Beach, CA 92660
         ---------------------------------------------------------
                  (Address of principal executive offices)

                               (949) 721-8272
                              ----------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                    None
                                   -----

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [X ]  No [   ]

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Common stock, par value $.001; 15,408,982 shares outstanding as of June 30, 2004.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements








                   Pacific Healthcare Organization, Inc.
                             (In U.S. Dollars)

                               June 30, 2004
                            Financial Statements
                                (Unaudited)


                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)

                                   Assets

Current Assets
--------------

 Cash                                            $   489,566   $   398,352
 Accounts Receivable                                 166,092       120,734
 Prepaid Expenses                                     46,887        24,166
                                                 ------------  ------------

  Total Current Assets                               702,545       543,252

Property & Equipment (Note 5)
--------------------

 Computer Equipment                                   60,922        55,830
 Furniture & Fixtures                                 24,766        24,766
                                                 ------------  ------------

   Total Property & Equipment                         85,688        80,596

   Less: Accumulated Depreciation                    (43,280)      (32,124)
                                                 ------------  ------------

   Net Property & Equipment                           42,408        48,472
                                                 ------------  ------------
   Total Assets                                  $   744,953   $   591,724
                                                 ============  ============





                                 Continued
                                     3

                   Pacific Healthcare Organization, Inc.
                               Balance Sheet

                                                   June 30,    December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)

                     Liabilities & Stockholders' Equity


Current Liabilities
-------------------
 Accounts Payable                                $     1,500   $    16,993
 Accrued Expenses                                    196,341       139,920
 Unearned Revenue                                    180,286       165,001
                                                 ------------  ------------

   Total Current Liabilities                         378,127       321,914
                                                 ------------  ------------

   Total Liabilities                                 378,127       321,914

Stockholders' Equity (Note 9)
--------------------

 Preferred Stock; 5,000,000 Shares
  Authorized at $0.001 Par Value;
  Zero Shares Issued and Outstanding                   -             -
 Common Stock; 50,000,000 Shares
  Authorized at $0.001 Par Value;
  15,427,732 Shares Issued and Outstanding            15,428        15,428
 Additional Paid In Capital                          449,964       449,964
 Additional Paid In Capital - Warrants               122,694       122,694
 Accumulated (Deficit)                              (221,260)     (318,276)
                                                 ------------  ------------

   Total Stockholders' Equity                        366,826       269,810
                                                 ------------  ------------

   Total Liabilities & Stockholders' Equity      $   744,953   $   591,724
                                                 ============  ============








              See accompanying notes to financial statements.
                                     4

                   Pacific Healthcare Organization, Inc.
                          Statement of Operations
                                (Unaudited)

                     For the Three Months Ended  For the Six Months Ended
                     -------------------------- -------------------------
                         June         June          June         June
                       30, 2004     30, 2003      30, 2004     30, 2003
                     ------------ ------------  ----------- ------------

Revenues             $   398,031  $   209,617  $   828,674  $   454,253
--------             ------------ ------------ ------------ ------------

Expenses
--------

  Depreciation             5,578        4,290       11,156        7,934
  Consulting Fees         42,728       16,794      100,190       26,594
  Salaries & Wages       159,787      122,627      320,067      247,230
  Professional Fees       25,499       19,844       76,495       27,217
  Insurance               23,170       16,285       40,501       30,669
  Employment
   Enrollment             35,862       18,000       73,801       36,000
  General &
   Administrative         43,343       54,913      109,468       92,696
                     ------------ ------------  ----------- ------------

      Total Expenses     335,967      252,753      731,678      468,340
                     ------------ ------------  ----------- ------------
      Income (Loss)
      From Operations     62,064      (43,136)      96,996      (14,087)

Other Income (Expenses)
-----------------------
  Interest Income              9           28           20           85
                     ------------ ------------  ----------- ------------
      Total Other
      Income
      (Expenses)               9           28           20           85
                     ------------ ------------  ----------- ------------
      Income (Loss)
      Before Taxes        62,073      (43,108)      97,016      (14,002)

      Tax Expense           -            -            -            -
                     ------------ ------------  ----------- ------------
      Net Income
      (Loss)         $    62,073  $   (43,108)  $   97,016  $   (14,002)
                     ============ ============  =========== ============

      Income (Loss)
      Per Share      $      0.00  $     (0.00)  $     0.01  $     (0.00)
                     ============ ============  =========== ============

      Weighted
      Average
      Shares
      Outstanding     15,427,732   15,409,000   15,427,732   15,409,000
                     ============ ============  =========== ============





              See accompanying notes to financial statements.
                                     5

                   Pacific Healthcare Organization, Inc.
                          Statement of Cash Flows
                                (Unaudited)

                                                       For the Six Months Ended
                                                        June 30,      June 30,
                                                          2004          2003
                                                      ------------  ------------

Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                    $    97,016   $   (14,002)
 Adjustments to Reconcile Net Income to Net Cash:
  Contributed Services                                      -             1,500
  Depreciation                                            11,196          7,934
 Changes in Operating Assets & Liabilities:
  (Increase) Decrease  in Prepaid Expenses                (22,721)       (7,113)
  (Increase) Decrease in Accounts Receivable              (45,358)      (62,215)
  Increase (Decrease) in Accounts Payable                 (15,493)       13,879
  Increase (Decrease) in Accrued Expenses                  56,421        24,662
  Increase (Decrease) in Unearned Revenue                  15,285          -
                                                      ------------  ------------
   Net Cash Provided (Used) by Operating Activities        96,306       (35,355)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Property and Equipment                        (5,092)      (18,751)
                                                      ------------  ------------
   Net Cash Used by Investing Activities                   (5,092)      (18,751)

Cash Flows from Financing Activities                        -             -
------------------------------------                  ------------  ------------

   Net Cash Provided by Financing Activities                -             -

   Increase (Decrease) in Cash                             91,214       (54,106)

   Cash at Beginning of Period                            398,352       201,875
                                                      ------------  ------------
   Cash at End of Period                              $   489,566   $   147,769
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                             $     -       $     -
 Taxes                                                         77         -






              See accompanying notes to financial statements.
                                     6

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 1 - Corporate History
--------------------------

Pacific Health Care Organization, Inc., was incorporated under the laws of the state of Utah on April 17, 1970 under the name Clear Air, Inc. On September 25, 2000, the Company changed its name to Pacific Health Care Organization, Inc. On February 26, 2001, the Company acquired Medex Healthcare, Inc. ("Medex"), a California corporation organized March 4, 1994, in a share for share exchange in which the Company acquired all of the outstanding shares of Medex in exchange for 6,500,000 shares of the Company. The acquisition of Medex by the Company was accounted for as a reverse acquisition, and therefore Medex was considered the accounting acquirer. The financial statements, contained herein, are those of Medex Healthcare, Inc., for all periods presented.

NOTE 2 - Significant Accounting Policies
----------------------------------------

A.   Basis of Accounting
     -------------------

     The Company uses the accrual method of accounting.

B.   Revenue Recognition
     -------------------

     The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

C.   Cash Equivalents
     ----------------

     The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.


D.   Net Earnings (Loss) Per Share
     -----------------------------

     The Computation of earning per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.








                                 Continued
                                     7

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

                                                           Weighted
                                              Income        Average
                                              (Loss)        Shares      Per-Share
                                            Numerator   (Denominator)    Amount
                                           -----------  -------------  -----------

  For the six months ended:
   June 30, 2004 (unaudited)
   Basic EPS
    Income (loss) to common stockholders   $   97,016     15,427,732   $     0.01
                                           ===========  =============  ===========
  For the year ended December 31 2003:
   Basic EPS
   Income (loss) to common stockholders    $   57,973     15,413,670   $     0.00
                                           ===========  =============  ===========

E.   Depreciation
     ------------

     The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is depreciated over the lesser of the length of the lease of the related assets for the estimated lives of the assets.
     Depreciation is computed on the straight line method.

F.   Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles, in the United States of America, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

G.   Principles of Consolidation
     ---------------------------

     The accompanying consolidated financial statements include the accounts of the company and its wholly - owned subsidiary.
     Intercompany transactions and balances have been eliminated in consolidation.

H.   Fair Value of Financial Instruments
     -----------------------------------

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.



                                 Continued
                                     8

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 2 - Significant Accounting Policies (continued)
----------------------------------------

I.   General and Administrative Costs
     --------------------------------

     General and administrative expenses include fees for office space, insurance, compensated absences, travel and entertainment costs.

J.   Income Taxes
     ------------

     The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

NOTE 3  - New Technical Pronouncements
--------------------------------------

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION TRANSITION AND DISCLOSURE AN AMENDMENT OF FAS 123. SFAS No. 148 amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends APB Opinion No. 28, INTERIM FINANCIAL REPORTING, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The adoption of the interim disclosure provisions of SFAS No. 148 did not have an impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation in accordance with SFAS No. 148 and its resulting impact on the Company's consolidated financial statements.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.






                                 Continued
                                     9

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 3  - New Technical Pronouncements (continued)
--------------------------------------

In January 2003, the FASB issued Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have an impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be reported as liabilities. SFAS No. 150 also requires disclosure relating to the terms of those instruments and settlement alternatives. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

In December 2003, the SEC issued SAB No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 in December 2003 did not have an impact on the Company's financial position, results of operations or cash flows.




                                 Continued
                                     10

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 4  - Related Party
-----------------------

During 2003, the Company's President allowed the Company to utilize office space at his personal residence. The President's secretary used this space on a daily basis. In accordance with SFAS 57, "Related Party Disclosures", the fair market value of the office space has been charged to general expenses with a corresponding entry to contributed capital. The fair market value of the office space was determined to be $250 per month, resulting in a total capital contribution of $1,500 for the year ending December 31, 2003. During June 30, 2003, the President ceased using his home for an office, general expenses were charged through June only.

NOTE 5 - Fixed Assets
---------------------

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation. Scheduled below are the assets, costs and accumulated depreciation at June 30, 2004 and December 31, 2003.


                                                  Depreciation        Accumulated
                                  Cost              Expense           Depreciation
                             June    December    June    December    June    December
Assets                     30, 2004  31, 2003  30, 2004  31, 2003  30, 2004  31, 2003
-------------------------------------------------------------------------------------
Computer Equipment         $60,922   $55,830   $ 4,694   $14,447   $37,345   $27,959
Furniture & Fixtures        24,766    24,766       885     2,829     5,935     4,165
                           ----------------------------------------------------------
     Totals                $85,688   $80,596   $ 5,578   $17,276   $43,282   $32,124
                           ==========================================================

NOTE 6 - Income Taxes
---------------------

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met. These losses are as follows:

                     Year of Loss             Amount     Expiration Date
                     ------------          -----------   ----------------
                          2000             $   44,590             2020
                          2001                296,397             2021
                          2002                 35,262             2022
                          2003                   -                  -
                          2004                   -                  -




                                 Continued
                                     11

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 6 - Income Taxes (continued)
---------------------

                                                      2004        2003
                                                   ----------- -----------
  Current Tax Asset Value of Net Operating Loss
   Carryforwards at Current Prevailing Federal
   Tax Rate                                        $   66,378  $   95,483
  Evaluation Allowance                                (66,378)    (95,483)
                                                   ----------- -----------
    Net Tax Asset                                  $    -      $    -
                                                   =========== ===========

    Current Income Tax Expense                     $    -      $    -
    Deferred Income Tax Benefit                         -           -


The Company has remaining cumulative net operating loss carryforwards of $221,260 to be offset against future earnings.

NOTE 7 - Operating Leases
-------------------------

On March 1, 2001, the Company entered into a lease agreement to lease office space at 5150 East Pacific Coast Highway, Long Beach, California 90804. The Company paid $2,020 and $1,962 per month for a 1,154 square foot facility, for the periods ending February 28, 2003 and 2002, respectively.

An amendment to the lease was entered into on January 29, 2003 and commenced March 1, 2003, wherein the rentable square feet increased to 3,504 and the expiration date of the lease extended to February 28, 2006. The monthly lease payments also increased to $4,133 during the early months of the lease, to $6,482 at its expiration. A lease deposit of $6,174 was required prior to signing. The space the Company is leasing is sufficiently large enough to accommodate all of its administrative needs.


    Total Lease Commitments;                        Year         Amount
                                                ------------  ------------
                                                    2004      $    75,451
                                                    2005           77,438
                                                    2006           12,965
                                                    2007             -
                                                    2008             -
                                                              ------------
       Total                                                  $   165,854
                                                              ============

Rent expense for the period ended June 30, 2004 and year ended December 31, 2003 was $37,239 and $61,832, respectively.

NOTE 8 - Stockholders' Equity
-----------------------------

During 2003, a shareholder of the Company exercised their stock option in the Company. The Company issued 18,750 shares of common stock at a exercise price of $.05 per share. Common stock and related additional paid-in capital have been increased by $19 and $919, respectively.

                                 Continued
                                     12

                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 9 - Major Customers
------------------------

The Company had two customers who, accounted for 10 percent, or more, of the Company's total revenues during the period ended June 30, 2004, and the year ended December 31, 2003. The percentages of total revenues for the period ended June 30, 2004 and the year ended December 31, 2003 are as follows:

                                                    2004          2003
                                                ------------  ------------
    Customer A                                       14%           14%
    Customer B                                       13%           14%


NOTE 10- Accrued and Other Liabilities
--------------------------------------

Accrued liabilities consist of the following for the period ending June 30, 2004:

                                                                  2004
                                                              ------------
         Employment Enrollment Fees                           $   155,200
         Compensated Absences                                      28,747
         Legal Fees                                                 9,840
         Other                                                      2,554
                                                              ------------
            Total                                             $   196,341
                                                              ============


NOTE 11- Options for Purchase of Common Stock
---------------------------------------------

In August 2002, the Company adopted a stock option plan. The Company adopted a plan which provides for the grant of options to officers, consultants and employees to acquire shares of the Company's common stock at a purchase price equal to or greater than fair market value as of the
date of the grant.   Options are exercisable six months after the grant
date and expire five years from the grant date. The plan calls for a total of 1,000,000 shares to be held for grant. A summary of activity follows;

2002 Stock Option Plan                                        2004
                                                --------------------------
                                                  Weighted
                                                   Average
                                                    Number      Exercise
                                                  of Shares       Price
                                                ------------  ------------
    Outstanding at beginning of year                 66,250   $       .05
    Granted                                           -             -
    Exercised                                         -             -
    Canceled                                          -             -
                                                ------------  ------------
       Outstanding at end of year                    66,250   $       .05
                                                ============  ============
       Exercisable at end of year                    66,250   $       .05
                                                ============  ============

                                 Continued
                                     14


                   Pacific Healthcare Organization, Inc.
                       Notes to Financial Statements
                               June 30, 2004

NOTE 11- Options for Purchase of Common Stock (continued)
---------------------------------------------

In accordance with SFAS 123, "Accounting for Stock-Based Compensation", no option expense was recognized for the period ended June 30, 2004 since the exercise price of the options was equal to, or greater than, the market value of the Company's common stock.

The fair value of the option grant was established at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions;

                                                              2004
                                                          ------------
     Risk-free interest rate                                     3.0%
     Dividend yield                                                0%
     Volatility                                                    0%
     Average expected term (years to exercise date)               1/2
                                                          ------------

Employee stock options outstanding and exercisable under this plan as of June 30, 2004 are:


Stock Option Plan

    Weighted                Weighted       Average                 Weighted
       Range                 Average     Remaining                  Average
 of Exercise             of Exercise   Contractual              Of Exercise
       Price   Options         Price  Life (years)    Options         Price
 -----------  --------   -----------  ------------ ----------   -----------
        $.05    66,250         $.05           3.08    66,250           $.05





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

     The Company is primarily in the business of managing and administering two Health Care Organization ("HCO") licenses, or networks of medical providers, in the State of California through its wholly owned subsidiary Medex. The HCO was created when the California legislature passed Assembly Bill 110 (the "Bill") in July of 1993 and later deregulated the premiums paid by employers for workers' compensation insurance. The Bill was a collaboration of efforts from both employers and organizations, such as plaintiffs' attorneys who represent injured workers, in an effort to curtail employers from leaving California due to escalating Workers' Compensation costs. The bill attempts to address the problems of rising medical costs associated with poor quality care to injured workers and fraud.

     An employer who contracts with an HCO can increase the length of time they are involved in the medical care provided to injured workers from 30 days up to 90 days, and in some cases up to 120 days. The increased time of control is designed to decrease the incidence of fraudulent claims and disability awards and is also based upon the notion that if there is more control over medical treatment there will be more control over costs, and subsequently, more control over getting injured workers healthy and back on the job. Ultimately the increase in control should reduce claims and thereby reduce workers' compensation premiums.

     The following information contained in this analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

FORWARD LOOKING INFORMATION AND CAUTIONARY STATEMENT

     The Company notes that certain statements set forth in this Quarterly Report on Form 10-QSB which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the Company's actual results of operations. The Company faces many risks and uncertainties, many of which are beyond the control of the Company, including but not limited to: economic conditions generally and in the industries in which the Company and its customers participate; competition within the Company's industry, including competition from much larger competitors; legislative changes which could render the Company's services less competitive or obsolete; failure by the Company to successfully develop new services and/or products or to anticipate current or prospective customers' needs; price increases or employee limitations; delays, reductions, or cancellations of contracts previously entered with the Company. Readers should consider all of these risk factors as well as other information contained in this report.

     Forward-looking statements are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the Company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The Company's actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above.

     The information contained in this analysis should be read in conjunction with the condensed consolidated financial statements contained herein and related disclosures.



     RESULTS OF OPERATIONS

     Comparison of the three months ended June 30, 2004 and 2003
     -----------------------------------------------------------

     Workers' compensation costs in California have continued to remain excessive which has continued to motivate employers to search for ways to control this cost. Due to the high workers' compensation costs, and the Company's marketing efforts, revenues have increased from $209,617 for the quarter ended June 30, 2003 to $398,031 for the same period of 2004. While the Company believes that revenues will continue to increase, it also believes that expenses will correspondingly increase at a similar rate.
The expenses incurred in the three months ended June 30, 2003 totaled $252,753, with $122,627 of said expenses being salaries and wages. For the same period of 2004 expenses increased to $335,967 while salaries and wages increased to $159,787. The additional expenses, including the increase in salaries and wages, were incurred in order to meet the increase in demand for services compared to the previous period.

     Comparison of the six months ended June 30, 2004 and 2003
     ---------------------------------------------------------

     For the reason set forth above, the Company's revenues increased from $454,253 in the six months ended June 30, 2003 to $828,674 in the six months ended June 30, 2004. Total expenses for the six month period ended June 30, 2003 were $468,340, with $247,230 of said expenses being salaries and wages. For the same six month period ending June 30, 2004, total expenses increased to $731,678, $320,067 of which was attributable to salaries and wages. As stated above, the additional expenses, including the increase in salaries and wages were incurred to meet the increase in demand for our services from 2003 to 2004.


     LIQUIDITY AND CAPITAL RESOURCES


     The Company's current ratio, level of working capital and amount of cash flows from operations for any quarter are directly related to the number of enrollees and the price of enrollment. Variations from quarter-to-quarter in these items are primarily the result of market conditions. The Company had a net income for the six months ended June 30, 2004 of $97,016 compared to a net loss of $14,002 for the same period of 2003, or an increase of $111,018. The increase is due to the increase in demand for its HCO services.

     Based on contracts in place and current enrollment, management believes that for the next twelve months, cash from operations should provide the Company adequate resources to satisfy its current operating and financing requirements. If needed, however, the Company believes certain stockholders would be prepared to assist the Company on a short-term basis with cash advances. These stockholders, however, are under no obligation and have made no commitments to fund the Company.


     PLAN OF OPERATIONS


      Over the next twelve months, the Company plans to continue focusing its efforts on increasing enrollment in the HCO throughout southern California. The Company is constantly in discussions with several businesses and has distributed marketing packets to other potential customers. The Company will maintain and continue to establish relationships with doctors, nurses and other ancillary services that have experience in the workers' compensation industry.

     The Company believes that the excessive workers' compensation costs will continue to motivate employers to search for ways to control this cost. The Company believes that its HCO services offer an effective way to help reduce the excessive workers' compensation costs and as such employers will continue to utilize the Company's HCO services.


ITEM 3.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.
          -------------------------------------------------
          The Company's Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date (the "EVALUATION DATE") within 90 days before the filing of this quarterly report. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Controls and Procedures.
          --------------------------------------------
          Subsequent to the Evaluation Date, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A complaint was filed in Orange County Superior Court by plaintiffs Marvin Teitelbaum, a shareholder of the Company, and Peter Alexakis, a shareholder of the Company and former director (collectively "Plaintiffs") on or about April 7, 2004 against the Company's president Tom Kubota, secretary Rudy LaRusso and the Company (collectively "Defendants"). The action seeks cancellation of a stock issuance, an order for Mr. Kubota to pay the Company $150,000 and other damages to be determined based upon allegations that Defendants breached various fiduciary duties. The Company
believes that the claims by plaintiffs are without merit.    Defendants
have retained the services of The Williams Law Firm, PC, in Newport Beach, California, to represent them in this matter and intend to contest the case vigorously.

ITEM 5.  OTHER INFORMATION

     Subsequent to the quarter end in July 2004, Rudy LaRusso, a director and the Company secretary passed away. His vacancy on the board has not yet been filled, nor has the board appointed a new corporate secretary. Until such time as a new corporate secretary is appointed, Tom Kubota, the Company's president will fulfill the corporate secretary's responsibilities.

Item 6.  Exhibits and Reports on Form 8-K

     (A)  Reports on Form 8-K

               None.

     (B) Exhibits. The following exhibits are included as part of this report:

          Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 31.2 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 31.3 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.1 Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.2 Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          Exhibit 32.3 Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.


                              PACIFIC HEALTH CARE ORGANIZATION, INC.


August 13, 2004               /S/ Tom Kubota
                              ---------------------------------------
                              Tom Kubota, Chief Executive Officer



August 13, 2004               /S/ Donald C. Hellwig
                              ---------------------------------------
                              Donald C. Hellwig, Chief Financial Officer


August 13, 2004               /S/ Donald P. Balzano
                              ---------------------------------------
                              Donald P. Balzano
                              Chief Executive Officer
                              Medex Healthcare, Inc.













