Form 10QSB/A
period 2004-06-30
SOFTWALL EQUIPMENT CORP
filed 2004-08-20
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarter Ended        June 30, 2004
                                  -------------------------

                 Commission File Number      000-28727
                                        -------------------

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

                           11602 Colchester Drive
                              SANDY, UTAH 84092
                  ----------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number
     including area code                          (801) 572-4724
                                                 -----------------

                -------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

     Yes   X   No
         ----    ----
and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X    No
         ----    ----
                                 155,927
                      --------------------------------
            (Number of shares of common stock the registrant had
                    outstanding as of August 18, 2004)


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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through June 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



























                                     2

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                                     June 30,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                 (Unaudited)
                                   ASSETS
Current Assets
--------------
  Cash                                           $     1,131   $     3,690
                                                 ------------  ------------
Property Plant & Equipment (Net)                       4,936         6,574
--------------------------------                 ------------  ------------

Other Assets
------------
  Patent                                              27,345        25,075
                                                 ------------  ------------

   Total Assets                                  $    33,412   $    35,339
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses          $    47,768   $    80,225
  Accounts Payable - Related Party                     2,250         2,250
  Interest Payable                                    29,362        22,476
  Advanced Royalty Payments                           29,700         3,700
  Note Payable-Related Party                         324,234       324,234
                                                 ------------  ------------

   Total Current Liabilities                         433,314       432,885

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 155,927, Retroactively Restated,
   Respectively                                          156           156
  Capital in Excess of Par Value                      44,761        44,761
  (Deficit) Accumulated During Development Stage    (444,819)     (442,463)
                                                 ------------  ------------
   Total Stockholders' Equity                       (399,902)     (397,546)
                                                 ------------  ------------

   Total Liabilities and Stockholders' Equity    $    33,412   $    35,339
                                                 ============  ============








              See accompanying notes to financial statements.
                                     3

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                       For the Period
                                                                            October
                            For the Three             For the Six           5, 1998
                              Months Ended            Months Ended        (Inception)
                           June 30,    June 30,     June 30,    June 30,  to June 30,
                            2004        2003         2004        2003         2004
                        ----------- -----------  ----------- -----------  -----------
Revenues
--------
 Consulting
  Revenues              $    -      $    -       $    -      $    -       $   19,284
                        ----------- -----------  ----------- -----------  -----------
   Total Revenues            -           -            -           -           19,284

Expenses
--------
 General and
  Administrative             2,066      35,572        2,977      58,496      442,271
 Depreciation Expense          819       1,434        1,638       2,868       24,443
 Research &
  Development                 -           -            -           -          16,715
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses            2,885      37,006        4,615      61,364      483,429
                        ----------- -----------  ----------- -----------  -----------
   Loss from
   Operations               (2,885)    (37,006)      (4,615)    (61,364)    (464,145)

Other Income (Expenses)
-----------------------
 License Fee Income            -        21,000       10,000      26,900       60,000
 Interest Expense           (3,586)     (3,626)      (7,742)     (5,955)     (30,424)
 Loss on abandonment of
  Purchase Agreement          -           -            -           -         (10,000)
 Gain/(Loss) on Sale of
  Equipment                   -           -            -           -              50
                        ----------- -----------  ----------- -----------  -----------
   Total Other
   Income (Expenses)        (3,586)     17,374        2,258      20,945       19,626
                        ----------- -----------  ----------- -----------  -----------
   Income (Loss)
   Before Taxes             (6,471)    (19,632)      (2,357)    (20,419)    (444,519)

   Taxes                      -           -            -           -             300
                        ----------- -----------  ----------- -----------  -----------
   Net Income (Loss)    $   (6,471) $  (19,632)  $   (2,357) $  (40,419)  $ (444,819)
                        =========== ===========  =========== ===========  ===========

Net Income (Loss)
per Share               $    (0.04)  $   (0.14)  $    (0.02) $    (0.28)

Weighted Average Shares
Outstanding                155,927     141,427      155,927     146,394

              See accompanying notes to financial statements.
                                     4
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Cash Flows

                                                                       For the Period
                                                                            October
                                                                            5, 1998
                                             For the Six Months Ended    (Inception)
                                               June 30,      June 30,     to June 30,
                                                 2004          2003          2004
                                             ------------  ------------  ------------
                                              (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                           $    (2,357)  $   (40,419)  $  (444,819)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Depreciation Expense                             1,638         2,868        24,443
  Stock for Services/Expenses                      -             -             6,467
  (Gain) on Sale of Equipment                      -             -               (50)
  Increase (Decrease) in Accounts Payable        (32,456)        5,245        62,663
  Increase in Advanced Royalties Payments         26,000         -            29,700
  Increase (Decrease) in Interest Payable          6,886         4,946        29,568
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Operating Activities                          (289)      (27,360)     (292,029)

Cash Flows from Investing Activities
------------------------------------
 Purchase of Fixed Assets                          -             -           (29,379)
 Sale of Fixed Assets                              -             -               200
 Purchase of Patent                               (2,270)       (4,595)      (33,376)
 Reimbursement for Patent Costs                    -             -             6,031
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Investing Activities                        (2,270)       (4,595)      (56,524)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Stock Sales                         -             -            25,450
 Proceeds from Notes Payable                       -            37,290       324,234
                                             ------------  ------------  ------------
   Net Cash Flows Provided (Used)
   by Financing Activities                         -            37,290       349,684
                                             ------------  ------------  ------------
   Net Increase (Decrease) in Cash                (2,559)        5,335         1,131
   Cash, Beginning of Period                       3,690         2,345         -
                                             ------------  ------------  ------------
   Cash, End of Period                       $     1,131   $     7,680   $     1,131
                                             ============  ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                    $       713   $     -       $       713
 Taxes                                             -             -               200

Non Cash Disclosures
--------------------
 Stock Issued for Assets                           -             -            18,010
 Stock Issued for Services                         -             -             6,467

              See accompanying notes to financial statements.
                                     5
                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                               June 30, 2004

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the six months ended June 30, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2004. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

The Company does not pay rent, has no ongoing compensation costs, or any other long term or ongoing business overhead commitments.

In its initial offering the company issued a limited amount of stock to cover some start-up and business expenses. Randall D. Peterson has been working on behalf of the company since its inception without pay and has billed his professional time since inception. Mr. Peterson has a consulting contract with the Company and has billed his hours on an ongoing basis. Mr. Peterson has been careful to not incur company expenses when there have not been sufficient funds to cover them. He has done this by operating the company business from his consulting office in his home, loaning the company money to cover expenses and taking promissory notes in lieu of payment for his professional fees.

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


                                     6

Results of Operations
---------------------

Softwall - The Softwall prototype has been moved from the BYU campus to the Stansbury Mine site and is currently stored in the Mine Shop awaiting further field testing and transport to IMC Phosphate's operations in Florida.

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

US Technical has still not answered the COmpany's counterclaim and Registrant damages continue to mount from UST's frivolous claims Trial is scheduled for September in Utah Federal Court.

Softwall Mining Technology
--------------------------
No further development has taken place this quarter on Softwall Mining Technology due to lack of funds.

SACUM Conveyor Technology
-------------------------
Revenue for the six months ended June 30, 2004 was entirely from advance royalties from New Stansbury Coal Company (NSCC) in prepayment of production royalties. Management activities for the quarter involved working with NSCC in organizing short term and long term financing for both companies.


                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . None

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . None

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . None

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . None

Item 5.   Other Information

	On May 13, 2004, Sally W. Peterson who has been serving as a
	Director, Secretary and Treasurer of the Company resigned. The resignation letter aslo states that all Softwall Equipment Corporation stock held in her name was transferred to Randall Peterson.

	On May 13, 2004, the Board of Directors approved and appointed George S. Young as a Director, Secretary and Corporate Legal Counsel of the Company.


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . None


                                     7


Item 3.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls; subsequent to the date they completed their evaluation.

















                                     8

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated: August 18, 2004               Softwall Equipment Corporation


                                     /S/ Randall Peterson
                                     ------------------------------------
                                     Randall Peterson
                                     Director














                                     9