Form 10QSB
period 2004-09-30
SOFTWALL EQUIPMENT CORP
filed 2004-11-22
CIK 1082562

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                    For Quarter Ended September 30, 2004
                                      ------------------

                      Commission File Number 000-28727
                                             ---------

                       SOFTWALL EQUIPMENT CORPORATION
                     ---------------------------------
           (Exact name of registrant as specified in its charter)

          UTAH                                             87-06254752
--------------------------------                       --------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

                      378 North Main Street, Suite 124
                             Layton, Utah 84041
                    ------------------------------------
                  (Address of principal executive offices)

         Registrant's telephone number including area code  (801) 497-9075
                                                             --------------

                           11602 Colchester Drive
                             SANDY, UTAH 84092
                        ----------------------------
                Former Address, if changed since last report

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

                                  155,927
                            --------------------
   (Number of shares of common stock outstanding as of November 18, 2004)



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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through September 30, 2004 have been made. The results of its operations for the interim period are not necessarily indicative of the results to be expected for the entire year.


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                               Balance Sheets

                                                September 30,  December 31,
                                                     2004          2003
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
Current Assets
--------------
  Cash                                           $      3,617  $      3,690
  Accounts Receivable - Related Party                   5,907       -
                                                 ------------  ------------
     Total Current Assets                               9,524         3,690

Property Plant & Equipment (Net)                        5,192         6,574
--------------------------------                 ------------  ------------

Other Assets
------------
  Patent                                               27,345        25,075
                                                 ------------  ------------
     Total Assets                                $     42,061  $     35,339
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
  Accounts Payable and Accrued Expenses          $     52,879  $     80,225
  Accounts Payable - Related Party                     -              2,250
  Interest Payable                                     32,805        22,476
  Advanced Royalty Payments                            29,700         3,700
  Note Payable-Related Party                          337,984       324,234
                                                 ------------  ------------
     Total Current Liabilities                        453,368       432,885

Stockholders' Equity
--------------------
  Common Stock, Authorized 50,000,000
   Shares of $.001 Par Value, Issued and
   Outstanding 155,927, Retroactively Restated,
   Respectively                                           156           156
  Capital in Excess of Par Value                       44,761        44,761
  (Deficit) Accumulated During Development Stage    (456,224)     (442,463)
                                                 ------------  ------------
     Total Stockholders' Equity                     (411,307)     (397,546)
                                                 ------------  ------------
     Total Liabilities and Stockholders' Equity  $     42,061  $     35,339
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     3


                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                       For the Period
                                                                            October
                       For the Three                For the Nine            5, 1998
                        Months Ended                Months Ended         (Inception)
                        September 30,               September 30,        to September
                      2004         2003          2004          2003        30, 2004
                 ------------- ------------- ------------- ------------- -------------
Revenues
--------
 Consulting
  Revenues       $     -       $     -       $     -       $     -       $      19,284
                 ------------- ------------- ------------- ------------- -------------
 Total Revenues        -             -             -             -              19,284

Expenses
--------
 General and
  Administrative        21,990        23,105        24,967        81,601       464,262
 Depreciation
  Expense                 866          1,538         2,504         4,406        25,309
 Research &
  Development          -             -             -             -              16,715
                 ------------- ------------- ------------- ------------- -------------
Total Expenses          22,856        24,643        27,471        86,007       506,286

Loss from
Operations            (22,856)      (24,643)      (27,471)      (86,007)     (487,002)

Other Income
(Expenses)
-------------
 License Fee
  Income                14,988         8,500        24,988        35,400        74,988
 Interest
  Expense              (3,536)       (2,958)      (11,278)       (8,913)      (33,960)
 Loss on
  Abandonment
  of Purchase
  Agreement            -             -             -             -            (10,000)
 Gain/(Loss) on
  Sale of
  Equipment            -             -             -             -                  50
                 ------------- ------------- ------------- ------------- -------------
  Total Other
  Income
  (Expenses)            11,452        5,542        13,710        26,487        31,078
                 ------------- ------------- ------------- ------------- -------------

  Income (Loss)
  Before Taxes        (11,404)      (19,101)      (13,761)      (59,520)     (455,924)

  Taxes                -             -             -             -                 300
                 ------------- ------------- ------------- ------------- -------------
  Net Income
  (Loss)         $    (11,404) $    (19,101) $    (13,761) $    (59,520) $   (456,224)
                 ============= ============= ============= ============= =============

Net Income
(Loss) per
Share            $       (.07) $       (.14) $       (.09) $       (.42)

Weighted
Average Shares
Outstanding            155,927       141,427       155,927       146,394


 The accompanying notes are an integral part of these financial statements.
                                     4

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                      October 5, 1998
                                                                         (Inception)
                                            For the Nine Months Ended        to
                                            September 30,September 30,    September
                                                 2004         2003         30, 2004
                                             ------------ ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                          $   (13,761) $   (59,520)  $  (456,224)
  Adjustments to Reconcile Net (Loss) to
  Net Cash Provided by Operating Activities:
   Depreciation Expense                             2,504        4,405        25,309
   Stock for Services/Expenses                     -            -              6,467
   (Increase) in Accounts Receivable              (5,907)       -            (5,907)
   (Gain) on Sale of Equipment                     -            -               (50)
   Increase (Decrease) in Accounts Payable       (29,596)        2,011        65,523
   Increase in Advanced Royalties Payments         26,000       -             29,700
   Increase (Decrease) in Interest Payable         10,329        7,903        33,011
                                             ------------ ------------  ------------
    Net Cash Flows Provided (Used)
    by Operating Activities                      (10,431)     (45,201)     (302,171)

Cash Flows from Investing Activities
------------------------------------
  Purchase of Fixed Assets                        (1,122)       -           (30,501)
  Sale of Fixed Assets                             -            -                200
  Purchase of Patent                              (2,270)      (4,595)      (33,376)
  Reimbursement for Patent Costs                   -            -              6,031
                                             ------------ ------------  ------------
    Net Cash Flows Provided (Used)
    by Investing Activities                       (3,392)      (4,595)      (57,646)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Stock Sales                        -            -             25,450
  Proceeds from Notes Payable
    - Related Party                                13,750       53,790       337,984
  Payments on Notes Payable - Related Party        -           (4,536)        -
                                             ------------ ------------  ------------
    Net Cash Flows Provided (Used)
    by Financing Activities                        13,750       49,254       363,434
                                             ------------ ------------  ------------
    Net Increase (Decrease) in Cash                  (73)        (542)         3,617

    Cash, Beginning of Period                       3,690        2,345        -
                                             ------------ ------------  ------------
    Cash, End of Period                      $      3,617 $      1,803  $      3,617
                                             ============ ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                   $     -      $     -       $        713
  Taxes                                            -            -                200

Non Cash Disclosures
--------------------
  Stock Issued for Assets                          -            -             18,010
  Stock Issued for Services                        -            -              6,467


 The accompanying notes are an integral part of these financial statements.
                                     5

                       Softwall Equipment Corporation
                       (a Development Stage Company)
                     Notes to the Financial Statements
                             September 30, 2004

NOTE 1 - PREPARATION OF FINANCIAL STATEMENTS
--------------------------------------------

The financial statements for the nine months ended September 30, 2004 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2004. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

NOTE 2   SUBSEQUENT EVENTS
--------------------------

Effective October 8, 2004, Softwall Equipment Corporation, ("the
Company") experienced a change in control of registrant due to its principle shareholder selling 100% of his interest in the Company in the amount of 101,605 shares representing 65% of the total outstanding to BSI, Inc.

Following the effective date of the transaction, Lionel Drage was appointed President and Director of the Company and Randall Peterson resigned as President and Director and George S. Young resigned as Director and Secretary of the Company.

Additionally, due to the lack of economic benefit currently derived by the Company's mining assets, it sold the assets for consideration of ten dollars to a corporation owned by the Company's former president.

The Company has little or no operations and no funds with which to develop operations and is currently in a legal suit with a former merger candidate. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition. Additionally, management is reviewing the need to restructure its stock structure and will be making decisions in this regard in the near future

There is NO guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

During the third fiscal quarter, the Company continued trying to develop its mining operations. But due to the lack of economic benefits currently derived by those assets, the Company sold all mining assets to a corporation owned by the Company's former president. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.



                                     6

Results of Operations Quarter ending September 30, 2004


The Company reported a net loss of $(11,404) for the third fiscal quarter ended September 30, 2004, compared to a net loss of $(19,101) for the same period last year. Due to the lack of economic benefit the mining assets of the Company were sold to a corporation owned by the Company's former president. The Company has little or no operations and no funds with which to develop operations and is currently in a legal suit with a former merger candidate. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire,. The Company currently has no agreement or arrangement of merger or acquisition. Additionally, management is reviewing the need to restructure its stock structure and will be making decisions in this regard in the near future

There is NO guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.

Plan of Operations

The Company will be looking for business opportunities to acquire or merge with. In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. There is no guarantee that management will be successful in finding such an opportunity.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . None

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . None

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . None

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . None

Item 5.  Other Information


Effective October 8, 2004, Softwall Equipment Corporation, ("the
Company") experienced a change in control of registrant due to its principle shareholder selling 100% of his interest in the Company in the amount 101,605 shares representing 65% of the total outstanding to BSI, Inc.

Following the effective date of the transaction, Lionel Drage was appointed President and Director of the Company and Randall Peterson resigned as President and Director and George S. Young resigned as Director and Secretary of the Company.

Additionally, due to lack of economic benefit currently derived by the Company's mining assets, it sold the assets for consideration of ten dollars to a corporation owned by the Company's former president.

The Company has little or no operations and no funds with which to develop operations and is currently in a legal suit with a former merger candidate. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition. Additionally, management is reviewing the need to restructure its stock structure and will be making decisions in this regard in the near future

                                     7

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit 31.1   Section 302 Certification
     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant by Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K.

          (1) October 8, 2004 - Item 5.01.   Changes in Control of
          Registrant  and
          Item 2.01 Completion of Acquisition or Disposition of Assets

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


Dated: November 18, 2004           Softwall Equipment Corporation

                                   /S/ Lionel Drage
                                   --------------------------------------
                                   Lionel Drage
                                   President and Director


























                                     9