Form 10KSB
period 2004-12-31
INNCARDIO, INC
filed 2005-04-18
CIK 1082562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File No. 0001082562

                              Inncardio, Inc.
               ----------------------------------------------
             (Formerly known as Softwall Equipment Corporation)
           (Exact name of Registrant as specified in its charter)

State or other jurisdiction of  incorporation or organization: Utah

IRS Employer Identification No:   87-0624752

                  378 North Main, #124; Layton, UT  84041
                 -----------------------------------------
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Revenue for the year ended December 31, 2004: $ 0.

Based upon the closing price of the registrant's Common Stock as of March 1, 2005 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $271,730.

As of March 1, 2005, the number of shares outstanding of the Registrant's Common Stock was 18,010,000.

___________________________________________________________________________

                                   PART I

___________________________________________________________________________


ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

     Inncardio, Inc. (formerly known as Softwall Equipment Corporation)(a development state company), ("the Company") was formed under the laws of the State of Utah on October 5, 1998. Although originally formed to engage in the research, development and manufacture of mining equipment the Company's management anticipates merging with an unidentified on-going business in the future. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2004, the company had 11,155,927 shares issued and outstanding.


     In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry
or service sector.   The Company has not entered into any binding
agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently operates from the office of the Company's legal counsel and pays no rent or expenses.


ITEM 3. LEGAL PROCEEDINGS

     The company began the 2002 year with tentative plans to merge operations with US Technical Consultants (UST). However, material misrepresentations of financial conditions and UST's refusal to provide an SEC audit as agreed made it necessary to terminate the agreement. UST filed a claim against the company and against Randall Peterson personally, for breach of contract and the Company filed a counterclaim against UST for its damages in federal court.

     In September 2004, a settlement was proposed between parties and in October 2004, the claim was settled and the settlement agreement was filed in federal court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Subsequent to year end, the majority shareholder consented to a change in the company's name from Softwall Equipment, Corporation to Inncardio, Inc.


                                     2


___________________________________________________________________________

                                  PART II

___________________________________________________________________________

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The symbol for the Company is INDO and trades on the OTC Bulletin Board. As of March 1, 2005, the Company had approximately 71 shareholders of record.

     The following table represents the range of the high and low bid prices of the Company's stock as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year        Quarter Ended        High          Low

2002          December 31         .15          .15

2003             March 31         .10          .10
                  June 30         .10          .10
             September 30         .10          .10
              December 31         .10          .10

2004             March 31         .10          .10
                  June 30         .10          .10
             September 30         .10          .10
              December 31         .10         1.50

     The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. The Company's shares are deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for the transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.


     The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Total accumulated deficit for the year ending December 31, 2004 was
($497,030), as compared to $(442,453) at December 31, 2003.   The Company
has no operating capital for future operations. In October 2004, in accordance with the change in control, all assets of the Company were sold to the Company's former president for consideration of $10.

Liquidity and Capital Resources

     The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. During the next twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

Results of Operations

     The Company reported a net loss of $(54,567) for the year ended December 31, 2004, compared to a loss of $( 75,747) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

     Effective October 8, 2004, the Company experienced a change in control of registrant due to its principle shareholder selling 100% of his interest in the Company in the amount of 101,605 shares representing 65% of the total outstanding to an unrelated third party.

     Following the effective date of the transaction, Lionel Drage was appointed President and Director and George S. Young and Randall D. Peterson resigned as Director and Secretary of the Company.

     Additionally, due to lack of economic benefit currently derived by the Company's mining assets, it sold the assets for consideration of ten dollars to a corporation owned by the Company's former president.

     During November 2004, 10,000,000 shares of common stock were issued to the Company's president for service valued at $10,000. During December 2004, approximately $244,000 in debt was converted to 1,000,000 shares of the Company's common stock.

     Subsequent to year end, approximately $82,400 in debt was converted to 344,073 shares of common stock.

     Subsequent to the end of the fiscal year, the Company entered into an Acquisition Agreement effective 22nd day of February, to acquire Inncardio, Inc., a Delaware corporation, which is currently a wholly owned subsidiary of Bioaccelerate Holdings, Inc., wherein it agreed, subject to certain conditions, to acquire all of the outstanding common stock of Inncardio, Inc., a Delaware Corporation, in exchange for 16,500,000common shares of the Registrant. After the issuance of the 16,500,000 shares in the Acquisition, the Registrant has approximately 18 ,000,000 shares of its common stock issued and outstanding.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report:

Independent Auditors' Report

Balance Sheets as of December 31, 2004 and December 31, 2003.

Statements of Operations for the years ended December 31, 2004 and December 31, 2003.

Statement of Stockholders' Equity for the period from October 5, 1998 to December 31, 2004.

Statement of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Inncardio, Inc. (formerly known as Softwall Equipment Corporation)(a development stage company):


We have audited the accompanying balance sheets of Inncardio, Inc., (formerly know as Softwall Equipment Corporation) (a development state company) (a Utah corporation) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and from inception October 5, 1998 through December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inncardio, Inc. (formerly know as Softwall Equipment Corporation) (a development stage company) at December 31, 2004 and 2003, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and from inception October 5, 1998 through December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal assets and no operations and is dependent upon financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson
Bountiful, Utah 84010
April 12, 2005


                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                               Balance Sheet

                                                 December 31,  December 31,
                                                     2004          2003
                                                 ------------  ------------

                                   Assets
Current Assets
  Cash (Note 1)                                   $        76   $     3,690
                                                 ------------  ------------
     Total Current Assets                                  76         3,690

  Net Property Plant and Equipment (Note 3)             -             6,574
                                                 ------------  ------------
Other Assets
  Patent (Note 3)                                           -        25,075
                                                 ------------  ------------
     Total Assets                                $         76  $     35,339
                                                 ============  ============

                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

  Accounts Payable and Accrued Expenses          $     39,372  $     80,225
  Accounts Payable - Related Party                          -         2,250
  Advance Royalty Payments                                  -         3,700
  Interest Payable (Note 4)                            30,009        22,476
  Notes Payable (Note 4)                              111,484       324,234
                                                 ------------  ------------
     Total Current Liabilities                        180,865       432,885

Stockholders' Equity (Deficit)
------------------------------

  Common Stock; 50,000,000 Shares Authorized;
   at $.001 Par Value; 11,155,927 and 155,927
   Shares Issued and Outstanding, Respectively
   (Note 5)                                            11,156           156
  Additional Paid in Capital                          305,085        44,761
  Accumulated Deficit                               (497,030)     (442,463)
                                                 ------------  ------------
  Total Stockholders' Equity (Deficit)              (180,789)     (397,546)
                                                 ------------  ------------
  Total Liabilities & Stockholders' Equity       $         76  $     35,339
                                                 ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     7

                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                          Statements of Operations
                            For the Years Ended

                                                                     Accumulated
                                        December 31,  December 31,    During the
                                        ------------  ------------   Development
                                            2004          2003          Stage
                                        ------------  ------------  ------------
Revenues                                 $         -   $         -   $    19,284
                                        ------------  ------------  ------------
Expenses
  General & Administrative                    26,143        99,521       465,438
  Depreciation (Note 3)                        2,682         5,737        25,487
  Research & Development                           -             -        16,715
                                        ------------  ------------  ------------
     Total Expenses                           28,825       105,258       507,640
                                        ------------  ------------  ------------
  Net Income (Loss) from Operations         (28,825)     (105,258)     (488,356)
                                        ------------  ------------  ------------
Other Income (Expenses)
-----------------------
  Forgiveness of Debt                            200             -           200
  License Fee Income                          24,988        40,700        74,988
  Disposal of Assets (Note 3)               (31,237)             -      (31,237)
  Interest Expense                          (19,693)      (11,197)      (42,375)
  Loss on Abandonment of Purchase
   Agreement                                       -             -      (10,000)
  Gain (Loss) on Sale of Equipment                 -             -            50
     Total Other Income (Expense)           (25,742)        29,503        8,374)
  Income (Loss) Before Taxes                  54,567      (75,755)     (496,730)
  Taxes                                            -             -         (300)
                                        ------------  ------------  ------------
     Net Loss                           $   (54,567)  $   (75,755)  $  (497,030)
                                        ============  ============  ============
     Net Loss Per Common Share          $      (.04)  $      (.50)
                                        ============  ============
   Weighted Average Shares Outstanding     1,270,995       151,200
                                        ============  ============



 The accompanying notes are an integral part of these financial statements.
                                     8

                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
     From October 5, 1998 (Date of Inception) through December 31, 2004

                                                                          Accumulated
                                                                             Deficit
                                           Common Stock       Capital In   During the
                                     -----------------------   Excess of  Development
                                       Shares       Amount     Par Value      Stage
                                    -----------  ----------- -----------  -----------
Balance at Inception, October 5,1998          -  $         -  $        -   $        -

Shares Issued for Equipment &
Cash at $.0016 per Share                 81,250           81      13,119            -
                                          -
Net Loss Year Ended December 31, 1998         -            -           -        (150)

Balance, December 31, 1998               81,250           81      13,119        (150)

Shares issued for Cash
at $.03 Per Share                        10,000           10      29,990            -

Less: Offering Costs                          -            -     (4,750)            -

Shares Issued for Patent                 50,100           50       4,960            -

Net Loss for the Year Ended
December 31, 1999                             -            -           -     (67,865)

Balance, December 31, 2003              141,350          141      43,319     (68,015)

Shares Issued for Services
at $.001 Per Share                           70            -           7            -

Net Loss for the Year
Ended December 31, 2000                      -            -           -     (119,682)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2000              141,420          141      43,326    (187,697)

Net Loss Year Ended
December 31, 2001                             -            -           -     (97,437)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2001              141,420          141      43,326    (285,134)

Rounding Due to Reverse Split                 7            -           -            -

Net Loss Year Ended
December 31, 2002                             -            -           -     (81,574)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2002              141,427          141      43,326    (366,708)

Shares issued for Services
at $0.10 Per Share                       14,500           15       1,435            -

Net Loss Year Ended
December 31, 2003                             -            -          -      (75,755)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2003              155,927          156      44,761    (442,463)

Shares issued for Services at
$.001 Per Share                      10,000,000       10,000           -            -

Conversion of Debt to Common
Shares at $.24                          500,000          500     121,500            -

Conversion of Debt to Common
Shares at $.24                          500,000          500     121,500            -

Assumption of Debt by Former
Officer of the Company                        -            -      17,324            -

Net Loss Year Ended
December 31, 2004                             -            -           -     (54,567)
                                    -----------  ----------- -----------  -----------
Balance, December 31, 2004          11,155,927   $    11,156 $   305,085  $ (497,030)
                                    ===========  =========== ===========  ===========


 The accompanying notes are an integral part of these financial statements.


                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                          Statements of Cash Flow

                                                                     Accumulated
                                        December 31,  December 31,    During the
                                        ------------  ------------   Development
                                            2004          2003          Stage
                                        ------------  ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                              $   (54,567)  $   (75,755)  $  (497,030)
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
   Forgiveness of Debt                        17,314             -        17,314
   Loss on Disposal of Assets                 31,237             -        31,237
   Depreciation & Amortization                 2,682         5,737        25,487
   Common Stock Issued for Services           10,000         1,450        16,467
   (Gain) on Sale of Equipment                     -             -          (50)
   Decrease) Increase in Accounts
     Payable & Accrued Expenses             (43,103)         2,037        52,016
  (Decrease) Increase in Advanced
   Royalty Payments                          (3,700)         3,700             -
  Increase in Interest Payable                 7,533        11,197        30,215
                                        ------------  ------------  ------------
Net Cash (Used) Provided by Operating
Activities                                  (32,604)      (51,634)     (324,344)

Cash Flows from Investing Activities:
-------------------------------------
  Proceeds from Sale of Assets                    10             -            10
  Purchase of Fixed Assets                         -             -      (29,379)
  Sale of Fixed Assets                             -             -           200
  Payments made for Patent                   (2,270)       (4,595)      (33,376)
  Reimbursement for Patent Costs                   -             -         6,031
                                        ------------  ------------  ------------
Net Cash Provided (Used) by Investing
Activities                                   (2,260)       (4,595)      (56,514)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Stock Sales                        -             -        25,450
  Proceeds from Notes Payable                 31,250        57,574       355,484

Net Cash Provided (Used) by  Financial
Activities                                    31,250        57,574       380,934
                                        ------------  ------------  ------------
  Increase (Decrease) in Cash                (3,614)         1,345            76
  Cash, Beginning of Period                    3,690         2,345             -
                                        ------------  ------------  ------------
  Cash, End of Period                   $         76  $      3,690  $         76
                                        ============  ============  ============



Supplemental Disclosure
-----------------------
  Interest                              $          -  $          -  $          -
  Income Taxes                                     -             -           200

Non Cash Disclosure
-------------------
  Stock Issued for Services                   10,000         1,450        16,467
  Stock Issued for Assets                          -             -        18,010
  Stock Issued for Debt                      244,000             -       244,000
  Debt Assumed by Former Officer
   of Company                                 17,324             -        17,324
  Forgiveness of Debt by Vendor                  200             -           200







 The accompanying notes are an integral part of these financial statements.


                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies
---------------------------------------------------

a. Organization and History

     Inncardio, Inc. (formerly Softwall Equipment Corporation) (a development state company), the Company, was formed under the laws of the State of Utah on October 5, 1998. Although originally formed to engage in the research, development and manufacture of mining equipment the Company's management anticipates merging with an as yet unidentified on-going business in the future. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share. As of December 31, 2004 and December 31, 2003 the Company 11,155,92 and 155,927 shares issued and outstanding respectively.

b.  Accounting Method

     The Company recognizes income and expense on the accrual method of accounting.

c.  Earnings (Loss) Per Share

                                     Income (loss)      Shares    Per Share
                                       (Numerator) Denominator       Amount
                                       ----------- -----------  -----------
For the year ended December 31, 2004:

     Basic EPS
     Income (loss) to common
       stockholders                    $    54,567   1,270,995   $    (.04)
                                       =========== ===========   ==========
For the year ended December 31, 2003:

     Basic EPS
     Income (loss) to common
       stockholders                    $    75,755     151,200   $    (.50)
                                       =========== ===========   ==========

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

d.  Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforward totaling $442,463 that will be offset against future taxable income. The NOL carryforward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account at December 31, 2004 is as follows:

                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2004 and 2003

Deferred tax asset:                        2004        2003
                                        ----------  ----------
NOL Carryforward                        $  194,450  $  176,985
 Valuation Allowance                     (194,450)   (176,985)
                                        ----------  ----------
     Total                              $    -      $    -
                                       =========== ===========

e.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

f.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - Going Concern
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

     (a) Seek additional equity funding through private placements to raise sufficient funds to continue operations and fund its ongoing development, merger and acquisition activities.
     (b) The Company will seek to continue converting certain outstanding loans and payables into common stock in order to reduce future cash obligations;
     (c) Management is identifying prospective acquisition targets with sufficient cash flow to fund operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

The Company's future capital requirements will depend on its ability to successfully implement these initiatives.


                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2004and 2003

NOTE 3 - Property, Plant and Equipment
--------------------------------------

In October 2004, in accordance with the change in control, all assets including property plant and equipment and patents of the Company were sold to a company owned by the Company's former president for consideration of $10. During 2004 and 2003, the Company's property plant and equipment consisted primarily of office equipment and machinery and equipment. Assets were depreciated using the straight line method of depreciation.

NOTE 4 - Notes Payable
----------------------

Between 2000 and the 2004 year end, the Company has issued numerous promissory notes to the Company's former president for operating capital. In October 2004, the promissory notes and related accrued interest were consolidated and were assigned to an unrelated third party in the amount of $355,484 plus accrued interest. During December 2004, approximately $244,000 in note payable debt was converted to 1,000,000 shares of the Company's common stock (see Note 5). The total accrued interest on the note at December 31, 2004 is $30,009.

NOTE 5 - Stockholders' Equity

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

During November 2004, 10,000,000 shares of common stock were issued to the Company's president for service valued at $10,000.

In December 2004, approximately $244,000 in note payable debt was converted to 1,000,000 shares of the Company's common stock




                              Inncardio, Inc.
                 (Formerly Softwall Equipment Corporation)
                       (A Development Stage Company)
                     Notes to the Financial Statements
                         December 31, 2004 and 2003

NOTE 6 - Change in Control
--------------------------

Effective October 8, 2004, the Company experienced a change in control of registrant due to its principle shareholder selling 100% of his interest inteh Company in the amount of 101,605 shares representing 65% of the total outstanding to Global Funding Group, Inc.

Following the effective date of the transaction, Lionel Drage was appointed President and Director and George S. Young and Randall D. Peterson resigned as Director and Secretary of the Company.

Additionally, due to lack of economic benefit currently derived by the Company's mining assets, it sold the assets for consideration of ten dollars to a corporation owned by the Company's former president.

NOTE 7 - Subsequent Events
--------------------------

Subsequent to year end, approximately $82,400 in debt was converted to 344,073 shares of common stock.

Subsequent to the end of the fiscal year, the Company entered into an Acquisition Agreement effective 22nd day of February, to acquire Inncardio, Inc., a Delaware corporation, which is currently a wholly owned subsidiary of Bioaccelerate Holdings, Inc., wherein it agreed, subject to certain conditions, to acquire all of the outstanding common stock of Inncardio, Inc., a Delaware Corporation, in exchange for 16,500,000common shares of the Registrant. After the issuance of the 16,500,000 shares in the Acquisition, the Registrant has approximately 18 ,000,000 shares of its common stock issued and outstanding. As of the audit report date, the acquisition has not been completed.










ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-KSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.


___________________________________________________________________________

                                  PART III
___________________________________________________________________________

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

      Name                    (2004) Since        Position with the Company
-----------------------       ------ ---------    -------------------------
Lionel Drage
4766 South Holladay Boulevard
Holladay, Utah 84117                 2004         President, CEO and
                                                  Director

Having worked for Pan American Airlines during World War II as an FAA certified licensed mechanic, Mr. Drage graduated from the University of Utah in 1954 with a Bachelors of Science in Banking and Finance, and in 1957 received a Masters Degree from the University of California (Berkeley) in Corporate Finance and Production Management. He completed Cornell University's Executive Development Program and New York University's Executive Financial Planning program. Mr. Drage retired in 1989 and since that time has provided consulting services on a part-time basis. During his forty years in business he has served in numerous executive positions, including General Manager Fur Breeders Agricultural Cooperative (1985-89), Mining Operations and Management Advisor for Coordinated Financial Services (1984-85), President and CEO of Chugach Alaska Corporation (1980-83), Vice President of MIC Investment Corporation (1969-73). From 1973 to 1978 Mr. Drage seved as the Director of the State Emergency Medical Program of the University of Utah and the Intermountain Regional Medical Program. Mr. Drage was the founder of Western Home Bank and has served on the Board of Directors of United Bank Alaska and Zions First National Bank. He is a former member of the American Institute of Industrial Engineers, American Institute of Mining Engineers, Alaska Mining Association and the Financial Executives Institute. Mr. Drage is a former instructor in corporate finance at the University of California (Berkeley) and the College of Business at the University of Utah. He is a former Major of the Utah Civil Air Patrol and squadron commander of Utah's emergency medical squadron.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.

Employment Agreements and Other Compensation Arrangements

     There are currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

     There is currently no compensation paid to non-employment directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address                                       Percent of
Of Beneficial Owner        Beneficial Ownership        Class
-------------------        --------------------        -------------
Lionel Drage
4677 Holladay Blvd.
Holladay, UT 84117         10,000,000                  89.0%

Officers and Directors

As a Group (one)           10,000,000                  89.0%

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the reported year the Company did not enter into any other transactions with management which are to be reported under this Item.

ITEM  13.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits follow the signature page of this report.

     31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports filed on 8-K. The following reports were filed on a Form 8-K during the fiscal year.

     Item 2.01 and 5.01, Change in Control of Registrant, Filed November
17, 2004

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $ 7,002 and $14,000 respectfully.
Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectfully.

Tax Fees

     The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectfully.

All Other Fees

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Inncardio, Inc.

                                   By:   Lionel Drage
                                   -------------------------------
                                   /s/ Lionel Drage

Dated: April 15 , 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                              DATE

/s/ Lionel Drage         President and Director
                         (Principal Executive and
                         Financial Officer)                 April 15, 2005