Form 10QSB
period 2005-03-31
INNCARDIO, INC
filed 2005-05-20
CIK 1082562

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934



                      For Quarter Ended    March 31, 2005
                                         ---------------------

                      Commission File Number    0001082562
                                             -----------------


                                 INNCARDIO, INC
                                 --------------

             (Exact name of registrant as specified in its charter)



     UTAH                                                   87-0624752
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                         Identification No.)

                                712 Fifth Avenue
                               New York, NY, 10019
                   --------------------------------------
                  (Address of principal executive offices)

     Registrant's telephone number
     including area code                          (646) 723-8940
                                                  --------------

              ------------------------------------------------

            378 North Main, #124, Layton, Utah 84041: (801) 497-9075
                  Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No
and (2) has been subject to such filing requirements for the past 90 days.



Yes   |X|    No    |_|


                                   18,010,000
                                   ----------

              (Number of shares of common stock the registrant had
                         outstanding as of May 10, 2005)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through March 31, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                  Inncardio Inc
                          (a Development Stage Company)
                           Consolidated Balance Sheets



                                                     March 31,        December 31,
                                                       2005              2004
                                                  --------------    --------------
                                                  (Unaudited)
                                     ASSETS
   Total Assets                                   $           --    $           --
                                                  ==============    ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
 Accrued Expenses                                 $       30,000    $           --
 Note Payable-Related Party                              389,004           352,869
                                                  --------------    --------------
  Total Current Liabilities                              419,004           352,869

Stockholders' Equity
                                                                    --------------
 Common Stock, Authorized 50,000,000
  Shares of $.001 Par Value, Issued and
  Outstanding 18,010,000                                  18,010                 2
 Additional paid in Capital                              (18,010)               (2)
 (Deficit) Accumulated During Development Stage         (419,004)         (352,869)
                                                  --------------    --------------
  Total Stockholders' Equity                            (419,004)         (352,869)
                                                  --------------    --------------
  Total Liabilities and Stockholders' Equity      $           --    $           --
                                                  ==============    ==============


See accompanying notes to financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                                 For the Period
                                                                    August 2,
                                                                      2004
                                    For the Three Months Ended     (Inception)
                                       March           March        to March
                                     31, 2005       31, 2004        31, 2005
                                   ------------    ------------   ------------

Revenues
--------

 Revenues                          $         --    $         --   $         --
                                   ------------    ------------   ------------
   Total Revenues                            --              --             --

Expenses
--------

 General and Administrative              44,663              --         59,113
 Research & Development                  21,472              --        359,891
                                   ------------    ------------   ------------
   Total Expenses                        66,135              --        419,004

   Loss from Operations                 (66,135)             --       (419,004)

Other Income (Expenses)
-----------------------

   Total Other Income (Expenses)             --              --             --
                                   ------------    ------------   ------------
   Income (Loss) Before Taxes           (66,135)             --       (419,004)

   Taxes                                     --              --             --
                                   ------------    ------------   ------------
   Net Income (Loss)               $    (66,135)             --       (419,004)
                                   ============    ============   ============

Net Income (Loss) per Share        $       0.00    $       0.00

Weighted Average Shares
  Outstanding                        18,010,000              --




See accompanying notes to financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            For the Period
                                                                                August 2,
                                                                                  2004
                                               For the Three Months Ended     (Inception)
                                                  March           March        to March
                                                31, 2005        31, 2004        31, 2005
                                              ------------    ------------   ------------

Cash Flows from Operating Activities
------------------------------------

Net Income (Loss)                             $    (66,135)   $         --   $   (419,004)
 Adjustments to Reconcile Net (Loss) to
 Net Cash Provided by Operating Activities:
  Increase (Decrease)in Accrued Expenses            30,000              --         30,000
                                              ------------    ------------   ------------
   Net Cash Flows Provided (Used)
   by Operating Activities                         (36,135)             --       (389,004)

Cash Flows from Investing Activities
                                                                             ------------

   Net Cash Flows Provided (Used)                       --              --             --
   by Investing Activities

Cash Flows from Financing Activities
                                                                             ------------

 Proceeds from Notes Payable                        36,135              --        389,004
                                              ------------    ------------   ------------
   Net Cash Flows Provided (Used)
   by Financing Activities                          36,135              --        389,004
                                              ------------    ------------   ------------
   Net Increase (Decrease) in Cash                      --              --             --

   Cash, Beginning of Period                            --              --             --
                                              ------------    ------------   ------------
   Cash, End of Period                        $         --    $         --   $         --
                                              ============    ============   ============
Supplemental Cash Flow Information
                                                                             ------------
 Interest                                     $         --    $         --   $         --
 Taxes                                        $         --    $         --   $         --


See accompanying notes to financial statements.

The accompanying notes are an integral part of these financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                 March 31, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Re-organization and Basis of Presentation

Pursuant to an acquisition agreement dated February 22, 2005 between Inncardio, Inc., ("Inncardio") a privately held Delaware corporation, and Softwall Equipment Corporation., ("Softwall") a Utah corporation, in exchange for 100% of the outstanding shares of Inncardio, Softwall issued shares of its common stock to capitalize certain debts within the company which had the effect of leaving the Softwall shareholders with 1,510,000 shares of common stock and issued 16,500,000 shares to the shareholders of Inncardio. Because Inncardio's management and Board of Directors assumed control of the combined entity., the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Inncardio, Inc. and its wholly owned subsidiaries: Inncardio, Inc. (a Delaware Corporation) and Inncardio Limited. (a United Kingdom Corporation) (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated.



Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of March 31, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $12 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

Nature of Business

The Company's business strategy is to develop its existing pharmaceutical products, acquire additional pharmaceutical early-mid stage product candidates predominantly in the oncology sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

Concentrations of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

Foreign Currency Translation

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

Significance of Estimates


The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.


Loss per Share

In accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.


Numerator -Net loss                                      $       (66,135)

Denominator--Weighted average shares outstanding              18,010,000
Net loss per share                                       $        ( 0.00)
Incremental common shares (excluded from denominator because they are anti-dilutive)


Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of March 31, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $419,004 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of $142,461, the loss carry-forward is offset by a valuation allowance of the same amount.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include: FASB Statement 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB Statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Costs associated with exit or disposal activities; FASB 148 - Accounting for stock based compensation and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. FIN 46 - Consolidation of Variable Interest Entities, an interpretation of ARB 51. Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.


On December 16, 2004 the FASB issued SFAS No. 123R, "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations."


NOTE 2- EQUITY TRANSACTIONS

On February 22, 2005, Inncardio Inc., a Delaware Corporation, entered into an agreement with Softwall Equipment Corporation ("Softwall"), in which Softwall agreed to acquire 100% of the outstanding common stock of Inncardio in exchange for 16,500,000 shares of Softwall common stock. Prior to the close of the acquisition on February 22, 2005, Softwall issued 1,510,000 shares to capitalize certain debts within the company. After Softwall issued 16,500,000 shares in the acquisition, the Company had 18,010,000 shares of its common stock issued and outstanding.



NOTE 3- NOTE DUE TO RELATED PARTY

On March 9, 2005, the Company entered into a secured line of credit for $12.0 million with a related party Corporation who is a shareholder of the Company, which bears interest at 3.625%. The Company intends to use these funds to accelerate the development of its lead products. The line of credit on an as needed basis and will be provided and funded to the company. The facility is secured by all of the Company's assets.

At March 31, 2005, the Company has an outstanding balance of $389,004 to the related Company under the $12.0 million secured credit line agreement. There has been no accrued interest associated with the note at March 31, 2005.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2004, as well as the other interim unaudited financial information for the current fiscal year.

OVERVIEW

Description of Business

Inncardio is a biotechnology company dedicated to the development and commercialization of therapies to treat cardiovascular and metabolic diseases. The company's lead products are targeted against Ischemic Deficit/Stroke and Cholesterol Reduction. The Company currently has six product candidates in various stages of development, targeting specific areas of cardiovascular health or directed at the amelioration of significant metabolic risk factors associated with cardiovascular conditions including stroke, hypertension, dyslipidemia, pulmonary hypertension, and the reduction of thrombotic and ischemic events following invasive cardiovascular procedures.

The Company's business strategy is to develop its existing pharmaceutical products to proof of concept, selectively license its products to sales and marketing organizations and establish strategic collaborations to advance the development its product pipeline. The company is intending to acquire additional, late discovery stage product candidates, in the cardiovascular, respiratory and metabolic disease sectors to enlarge the development pipeline alongside its existing development products. It is anticipated that later stage development products may be licensed in, particularly from larger fully integrated pharmaceutical discovery, development and sales and marketing partners in Japan and the Far East.


Business Strategy

Large pharmaceutical companies need additional drugs of substantial market potential to fill depleted development pipelines, particularly since many of their products will soon be losing patent protection and internal development may fail to keep up with commercial demand for innovation. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. In-licensed Phase III products accounted for more 30% of the in-licensing agreements made by large pharmaceutical companies in 2002, according to Reuters Business Insight.

Inncardio uses a broad network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to accelerate the time it takes for new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

We enter into development, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for our drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, we are able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.


Product Development

A major element of our product development strategy is the use of third-parties or Contract Research Organizations ("CRO") for drug development at all stages along the path to market. CROs conduct safety and efficacy tests and clinical studies and assist us in guiding products through the Food and Drug Administration ("FDA") and the European Medicines Agency ("EMEA") regulatory review and approval processes. The Company also uses the contract manufacturing, formulation and chemistry skills of external providers.

We believe the use of third-parties to develop and manufacture our products has several advantages over building a comprehensive infrastructure to handle all such functions in-house. This approach generally gives us more choice and greater selectivity in the dedicated resources we will concentrate on a developing product than if those functions were performed by internal personnel who were required to support the full range of our product development activities. We believe that maintaining a limited infrastructure, particularly focused upon early-stage processes in the drug development path will enable us to develop products efficiently and cost effectively. Although this approach will allow us to avoid the expense associated with developing a large internal infrastructure to support our product development efforts, it also means that we will continue to be dependent on the ability of outside parties to perform critical functions for us.

The contract approach to product development requires project management by professionals with substantial industry experience. We plan to evaluate prospective additions to our in-house expertise as well as opportunities for contract and advisory services in areas of critical importance to all of our proposed products, including the management of current pipeline development teams. The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. We also attempt to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining a commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products we select for development will not produce the clinical or revenue results expected. Additionally, we may choose to license at an early stage or divest product candidates from our portfolio if they produce clinical results outside our target sector and/or require financial, development and management resources better met by larger or more specialized pharmaceutical or biopharmaceutical companies.

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products to treat various types of cardiovascular related diseases. We engage in research, pre-clinical studies and clinical development with third-party laboratories, including Sigmoid Biotechnology Limited, Ireland, Strathclyde University, Scotland, and Queen Mary University, London. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers; however that require additional work or a change in approach which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress.

Description of Portfolio
INC101 - ISCHEMIC DEFICIT RELATED TO STROKE
INC101 is targeted to reduce the incidence and severity of ischemic deficits in patients with subarachnoid hemorrhage from rupture intracranial berry aneurysm. The new formulation provides increased compliance, fewer side effects and improved disease management. There are problems with the existing formulation, an oral dose every 4 hours for 21 days with patients who frequently experience swallowing difficulties. The INC101 oral formulation offers a sustained release profile and can be taken once/twice a day in a single capsule or alternatively the capsule contains multiple microcapsules which can be used as sprinkles providing, improved administration and regime profile when used with distressed patients with swallowing difficulties; improved solubility and bioavailability; reduce costs.

INC102 - HYPERCHOLESTEROLEMIA
Reformulation of first "super statin" to become free of patent protection. There are several clinical limitations of the existing product that the reformulation overcomes. Reformulation provides extended release and can be targeted directly to the liver. INC102 oral formulation providing increased bioavailability and as a more cost effective regime will be increasingly attractive in a more competitive market. A sustained release profile through microcapsule emulsion delivery technology specifically reduced peak plasma levels, reduces the risk of rhabdomyolysis and increased efficacy through consistent plasma levels.

INC103 - HYPERTENSION & HYPERCHOLESTEROLEMIA
There are estimated to be 43.6 million people in the seven major markets diagnosed with both hypertension and hypercholesterolemia. INC103 is a combination of a market leading statin and ACE inhibitor targeted to increase compliance and reduce costs.

INC104 - PULMONARY HYPERTENSION
INC104 increases nitric oxide production specifically in dysfunctional vascular endothelial cells and offers improvements in cardiovascular performance in patients with pulmonary hypertension. There are 10 million patients with pulmonary hypertension in the US There are a limited number of therapy options available and they cost between $70,000 and $100,000 per patient per year.


INC105 - RESTENOSIS
INC105 provides a novel method of action, an improved delivery profile and no inherent adverse toxicology for the prevention of restenosis post percutaneous transluminal balloon angioplasty (PTCA) and stenting. The drug will be delivered utilizing proprietary polymer technology from a drug eluting stent (DES).

INC106 - ANGIOTENSIN II MONOCLONAL ANTIBODY - RESTENOSIS
INC106 inhibits individual signaling pathways, and thereby inhibit the mitogenic responses to angiotensin, while retaining the antiproliferative action. These antibodies are directed to the Nterminal extracellular domain of the AT1 receptor, and act by blocking receptor internalization and thereby preventing vascular smooth muscle cell proliferation migration and proliferation. It is envisaged that this therapy will be delivered by way of a drug eluting stent.

License and Co-Development Agreements
INC101
The company has a co-development agreement with Sigmoid Biotechnology Ltd of Ireland to develop INC101 for use as a post-stroke therapy that has a novel delivery profile and is targeted to reduce the incidence and severity of ischemic deficits in patients with subarachnoid hemorrhage from rupture intracranial berry aneurysm. The company has, together with certain conditions, the exclusive worldwide sales and marketing rights of INC101.

INC102
The company has a co-development agreement with Sigmoid Biotechnology Ltd of Ireland to develop INC102, a new formulation of a market leading statin providing a sustained release profile through microcapsule emulsion delivery technology specifically reduced peak plasma levels, reduces the risk of rhabdomyolysis and increased efficacy through consistent plasma levels. The company has, together with certain conditions, the exclusive worldwide sales and marketing rights of INC102.

INC103
The company has a co-development and licence agreement with Innovative Pharma Developments Ltd, England for the co-development and exclusive sales and marketing rights of INC103, a fixed dosed combination therapy for hypertension and hypercholesterolemia.

INC105
The company has a co-development and license agreement with Strathclyde University, Scotland for the development and exclusive sales and marketing rights to INC105 for the reduction of restenosis in PTCA and stenting. The initial phase of the co-development agreement culminate in the completion of a phase II proof of concept study to be conduction in Glasgow, Scotland.

INC106
The company have a licensee agreement with Queen Mary University, London for the exclusive sales marketing and development rights to INC106 for the treatment of proliferative vascular smooth muscle cells and certain other cardiovascular diseases using a monoclonal antibody for the angiotensin II receptor developed by Queen Mary University.

COMPANY STATUS

The Company has made significant progress in completing the formation of the initial development portfolio through the completion of licensing and co-development negotiations with academic institutions and biotechnology companies. The development of our initial pipeline is now underway and provides a combination of near market reformulations of well know and well understood compounds together with new chemical entities that require a longer term development time frame, and need to be regarded as higher risk-higher return possible blockbuster opportunities. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop other products and other potential products not currently in our portfolio. A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

o     advance our lead product candidates;

o obtain required government and other public and private approvals on a timely basis;

o     enter into corporate partnerships;

o     license additional technology;

o     maintain a proprietary position in our technologies and products; and

o     attract and retain key personnel.

The Company may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of pharmaceutical and biopharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

Results of Operations

During the first quarter ended March 31, 2005, work continued on the product development programs as planned and the individual items are detailed below.

General and administrative expenses were $44,663 in the three months ended March 31, 2005. The main reason for the increase was the increasing of scale in certain development activities within the Company's infrastructure to support its planned growth.

Research & Development expenses for the three months ended March 31, 2005, were $21,472 The majority of these expenses were in connection with the development of our product candidates.

As a result of the continuing expenditure on research and development of the company and its products the cumulative loss from operations since inception increased to $419,004.

Liquidity & Capital Resources - A $12million credit facility was agreed with Bioaccelerate, Inc on March 9, 2005. The Company will be using these funds to maintain the pace of development of its lead products. Management believe that this investment will enable the Company to achieve significant milestones in its lead development programs over the next twelve months. We believe this further funding will be sufficient to support our business plan until longer term finance can be arranged.

Should we come up against any unforeseen problems, the Company will revisit its budget and adjust the scheduling and costs of the development programs accordingly to allow the Company to operate until sufficient long term funding is achieved. However, a key element of our business strategy is to continue to acquire, obtain licenses for, and develop new technologies and products that we believe offer unique market opportunities and/or complement our existing product lines.

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.
Legal Proceedings From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Changes in Securities
The Registrant entered into an Acquisition Agreement effective 22nd day of February, wherein it agreed, subject to certain conditions, to acquire all of the outstanding common stock of Inncardio, Inc., a Delaware Corporation, in exchange for 16,500,000 common shares of the Registrant. After the issuance of the 16,500,000 shares in the Acquisition, the Registrant has approximately 18,000,000 shares of its common stock issued and outstanding. The Registrant has also effected a change its corporate name from Softwall Equipment Corporation to Inncardio, Inc.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
On February 22nd, 2005, security shareholders consented to acquire Inncardio Inc, a Delaware corporation, and changed the name of the company to Inncardio Inc.

Item 5. Other Information.
On March 24, 2005, the Registrant entered into an Agreement and Plan of Merger (the "Agreement and Plan of Merger") among the Registrant, Cengent Acquisition Corp. ("CAC"), a wholly-owned subsidiary of the Registrant, and Cengent Therapeutics Inc. ("Cengent"), a privately held company. Pursuant to the Merger Agreement, CAC will merge with and into Cengent, and as a consequence of the merger (the "Merger") Cengent will become a wholly owned subsidiary of the Registrant. It is envisaged that after the merger that the Registrants' shareholders will hold approximately fifty-five percent of CAC with former shareholders of Cengent holding approximately forty-five percent.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits. The following exhibits are filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following reports have been filed on Form 8-K during the last fiscal quarter:

On 4th March 2005, the company filed a form 8-K, reporting that the Company had entered into an Acquisition Agreement effective 22nd day of February, wherein it agreed, subject to certain conditions, to acquire all of the outstanding common stock of Inncardio, Inc., a Delaware Corporation. This Form 8-K is hereby incorporated by reference.

On 30th March, 2004, the Company filed a form 8-K, reporting that the Company had entered into an Agreement and Plan of Merger among the Registrant, Cengent Acquisition Corp. ("CAC"), a wholly-owned subsidiary of the Registrant, and Cengent Therapeutics Inc. ("Cengent"), a privately held company. This Form 8-K is hereby incorporated by reference




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.





Dated: May 20, 2005                  Inncardio Inc

                                     /S/ Bernard Ross
                                     ----------------------------------
                                     Bernard Ross
                                     CEO