Form 10QSB
period 2005-06-30
INNCARDIO, INC
filed 2005-08-12
CIK 1082562

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2005

                        Commission File Number 0001082562

                                 INNCARDIO, INC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes |X| No |_|

and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                                   18,010,000
                                   ----------

              (Number of shares of common stock the registrant had
                         outstanding as of July 10, 2005)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations and changes in its financial position from March 31, 2005 through June 30, 2005 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                 INNCARDIO, INC
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                       June 30,    December 31,
                                                         2005          2004
                                                      -----------   -----------
                                                      (Unaudited)
                             ASSETS

                                                      -----------   -----------
TOTAL ASSETS                                          $        --   $        --
                                                      ===========   ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                    $   709,836   $        --
  Note Payable-Related Party                            1,941,606       352,869

                                                      -----------   -----------
    Total Current Liabilities                           2,651,442       352,869
                                                      -----------   -----------

Stockholders' Equity

  Common Stock, par value $.001; 50,000,000 shares
    authorized, 18,010,000 issued and outstanding
                                                           18,010        18,010
  Additional paid in capital                              (18,010)      (18,010)
  Accumulated (Deficit) during development stage       (2,651,442)     (352,869)
                                                      -----------   -----------
    Total Stockholders' Deficit                        (2,651,442)     (352,869)
                                                      -----------   -----------

                                                      -----------   -----------
    Total Liabilities and Stockholders' Deficit       $        --   $        --
                                                      ===========   ===========

The accompanying notes are an integral part of these financial statements

                                 INNCARDIO, INC
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                    From inception
                                            For the Three Months Ended           For the Six Months Ended           August 2, 2004
                                                     June 30,                            June 30,                     to June 30,
                                              2005               2004              2005               2004              2005
                                           ------------       ------------      ------------       ------------      ------------
Revenues

  Revenues                                 $         --       $         --      $         --       $         --      $         --
                                           ------------       ------------      ------------       ------------      ------------

    Total Revenues                                   --                 --                --                 --                --

Expenses

  Research and development                 $  2,145,944                 --      $  2,167,416                 --      $  2,505,835
  General and administrative                     86,494                 --           131,157                 --           145,607
                                           ------------       ------------      ------------       ------------      ------------

    Total Expenses                            2,232,438                 --         2,298,573                 --         2,651,442

    Loss from Operations                     (2,232,438)                --        (2,298,573)                --        (2,651,442)

Other Income (Expenses)

    Total Other Income (Expenses)                    --                 --                --                 --                --
                                           ------------       ------------      ------------       ------------      ------------
    Income (Loss) Before Taxes               (2,232,438)                --        (2,298,573)                --        (2,651,442)

   Taxes                                             --                 --                --                 --                --

                                           ------------       ------------      ------------       ------------      ------------
Net Income (Loss)                          $ (2,232,438)      $         --      $ (2,298,573)      $         --      $         --
                                           ------------       ------------      ------------       ------------      ------------


Net loss per share, basic and diluted      $      (0.12)      $         --      $       0.13       $         --
                                           ============       ============      ============       ============


Weighted average number of
shares outstanding, basic and diluted        18,010,000                           18,010,000
                                           ============       ============      ============       ============

The accompanying notes are an integral part of these financial statements

                                 INNCARDIO, INC
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                           From Inception
                                                          For the Six Months Ended        August 2, 2004 to
                                                                  June 30,                     June 30,
                                                             2005              2004             2005
                                                          -----------       -----------      -----------
Cash flows from operating activities

Net Income (Loss)                                          (2,298,573)               --       (2,651,442)
  Adjustments to reconcile net Income (Loss) to
  Net Cash Provided by Operating Activities:
    Increase (Decrease) in Accrued expenses                   709,836                --          709,836
                                                          -----------       -----------      -----------
    Net cash Flows Provided (Used)
    by Operating Activites                                 (1,588,737)               --       (1,941,606)

Cash Flows from Investing Activites
    Net Cash Flows Provided (Used)                                 --                --               --
    by Investing Activities

Cash Flows from Financing Activites

  Proceeds from Notes Payable                               1,588,737                 ~        1,941,606
                                                          -----------       -----------      -----------

    Net Cash Flows provided (Used)
    by Financing Activites                                  1,588,737                 ~        1,941,606
                                                          -----------       -----------      -----------


                                                          -----------       -----------      -----------
Net increase in cash and cash equivalents                  (1,588,737)               --       (1,941,606)
                                                          ===========       ===========      ===========


Cash and cash equivalents at beginning of the period               --                --               --
                                                          -----------       -----------      -----------


                                                          -----------       -----------      -----------
Cash and cash equivalents at end of the period            $        --       $        --      $        --
                                                          ===========       ===========      ===========

Supplemental information

  Interest                                                $        --       $        --      $        --
  Taxes                                                   $        --       $        --      $        --

The accompanying notes are an integral part of these financial statements

                                  Inncardio Inc
                          (a Development Stage Company)
                        Notes to the Financial Statements
                                  June 30, 2005

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Re-organization and Basis of Presentation

Pursuant to an acquisition agreement dated February 22, 2005 between Inncardio, Inc., ("Inncardio") a privately held Delaware corporation, and Softwall Equipment Corporation., ("Softwall") a Utah corporation. Softwall issued 16,500,000 shares of its common stock to the shareholders of Inncardio Inc to capitalize certain debts within the company after effecting a 7.388:1 reverse stock split which had the effect of leaving the Softwall shareholders with 1,510,000 shares of common stock, (in exchange for 100% of the outstanding shares of Inncardio, Inc), and issued 16,500,000 shares to the shareholders of Inncardio. Inncardio's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Inncardio, Inc. and its wholly owned subsidiaries: Inncardio, Inc. (a Delaware Corporation) and Inncardio Limited. (a United Kingdom Corporation) (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of June 30, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $12 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

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

                                                                   June 30,
                                                                     2005
                                                                 -----------
                                                                 (Unaudited)
      Numerator -Net loss                                       $ (2,651,442)

      Denominator--Weighted average shares outstanding            18,010,000
      Net loss per share                                        $      (0.15)
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

The Company is subject to income taxes in the United States of America and the United Kingdom. As of June 30, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $2,651,442 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of $901,490, the loss carry-forward is offset by a valuation allowance of the same amount.

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

NOTE 2- EQUITY TRANSACTIONS

Pursuant to an acquisition agreement dated February 22, 2005 between Inncardio, Inc., ("Inncardio") a privately held Delaware corporation, and Softwall Equipment Corporation., ("Softwall") a Utah corporation. Softwall issued 16,500,000 shares of its common stock to the shareholders of Inncardio Inc to capitalize certain debts within the company after effecting a 7.388:1 reverse stock split which had the effect of leaving the Softwall shareholders with 1,510,000 shares of common stock, (in exchange for 100% of the outstanding shares of Inncardio, Inc), and issued 16,500,000 shares to the shareholders of Inncardio. Inncardio's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc.

NOTE 3- NOTE DUE TO RELATED PARTY

On March 9, 2005, the Company entered into a secured line of credit for $12.0 million with a related party Corporation who is a shareholder of the Company, which bears interest at 3.625%. The Company intends to use these funds to accelerate the development of its lead products. The line of credit is drawn on an as needed basis. The facility is secured by all of the Company's assets. At June 30, 2005, the Company has an outstanding balance of $1,941,606 to the related Company under the $12.0 million secured credit line agreement. There has been no accrued interest associated with the note at June 30, 2005. Interest expense has been waived.

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

Description of Portfolio

INC101 - ISCHEMIC DEFICIT RELATED TO STROKE

INC 101 is a new oral formulation of an existing marketed product. Our lead product candidate uses proprietary formulation technology to create a sustained release capsule that we believe improves solubility and bioavailability. INC 101 is intended to be taken once or twice a day for 21 days in a single capsule or alternatively by releasing the sustained release minicapsules inside to use as sprinkles. We expect this novel delivery method will make it easier to administer the drug to traumatized patients who frequently have trouble swallowing and thereby increase compliance and improve disease management. It may also reduce the cost of therapy. Timely compliance is critical to managing the disease's progression. We expect INC 101's delivery method to overcome the existing product's primary limitation: its delivery as a standard oral tablet that must be administered every 4 hours for 21 days. INC 101 is being developed to minimize brain damage caused by a type of stroke in which a blood vessel on the brain's surface ruptures and bleeds into the space between the brain and the skull (a subarachnoid hemorrhage). This pooling of blood compresses nearby brain tissue and prevents adequate supplies of fresh blood and oxygen from reaching the area, disrupting brain function and potentially causing long-term neurological damage. INC 101 aims to keep the arteries from constricting and allows the blood supply to flow to the compressed brain tissue. INC 101 may have additional cardiovascular indications.

INC102 - HYPERCHOLESTEROLEMIA

INC 102 is an oral reformulation of the first "super statin" to lose its patent protection in the UK and Europe. It will soon lose patent protection in the U.S. market also. Statins are a class of drugs used to treat hypercholesterolemia. Early studies indicate that INC 102 overcomes several clinical limitations presented by the existing product, which generated $5 billion in sales in 2003. The reformulation provides extended release through a minicapsule emulsion delivery technology that specifically reduces peak plasma levels, reduces the risk of muscle aches or more severe types of muscle damage and increases efficacy by sustaining consistent plasma levels. INC 102 can also be targeted directly to the liver. We believe this delivery method will increase bioavailability.

INC103 - HYPERTENSION & HYPERCHOLESTEROLEMIA

INC 103 is a combination therapy of a market-leading statin to lower LDL cholesterol and an angiotensin converting enzyme (ACE) inhibitor to lower blood pressure. This product candidate also uses an innovative proprietary drug delivery technology to provide a controlled release formulation to treat the two most common risk factor conditions at the same time. We believe INC 103 could increase patient compliance and reduce the cost of treatment.

INC104 - PULMONARY HYPERTENSION

..INC 104 is the first in a new class of oral drugs to treat abnormally high blood pressure in the lungs. The disease is linked to changes in the small blood vessels in the lungs. These changes increase resistance to blood flowing through the vessels. As that resistance increases, it puts a strain on the right ventricle which has to work harder to move enough blood through the lungs. INC 104 increases nitric oxide (a naturally occurring vasodilator) production in cells inside blood vessels that fail to produce enough nitric oxide on their own. The action of this NCE has been shown to be highly selective and has lower risk of side effects than currently available treatments. We believe INC 104 may improve cardiovascular performance in patients with pulmonary hypertension, diabetes or atherosclerosis.

INC105 - RESTENOSIS

INC 105 is an NCE to prevent an artery from reblocking (restenosis) after a percutaneous transluminal coronary angioplasty (PCTA) is performed to clear a blocked artery. This compound has demonstrated a novel method of action that involves stopping smooth muscle cells from proliferating and gathering in the artery. We believe the improved, short-release profile of INC 105 will mean that patients have low exposure to the compound and a lower risk of side effects. The compound has shown efficacy in diabetics for whom existing products provide poor treatment. INC 105 will be delivered from a drug-eluting stent using a proprietary polymer technology.

INC106 - ANGIOTENSIN II MONOCLONAL ANTIBODY - RESTENOSIS

INC 106 is an NCE being developed to treat the proliferation of vascular smooth muscle cells and certain other cardiovascular diseases using a monoclonal antibody to the angiotensin II type I receptor. The antibody binds to the receptor and blocks signals for cell growth and migration within arteries that have experienced reblocking (restenosis) following angioplasty and stenting. We expect this NCE to be delivered by a drug-eluting stent.

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

Cengent Merger

On March 24, 2005, the Registrant entered into an Agreement and Plan of Merger among the Registrant, Cengent Acquisition Corp. (CAC), a wholly-owned subsidiary of the Registrant, and Cengent Therapeutics, Inc., a privately held company. Pursuant to the Merger Agreement, CAC will merge with and into Cengent, and as a consequence of the merger; Cengent will become a wholly owned subsidiary of the Registrant. Except for certain adjustments, the company expects to issue approximately 14,405,000 shares of common stock, par value $0.001 per share, and upon the conclusion of the Merger, on a fully diluted basis, the Registrant's shareholders will own approximately fifty- five percent (55%) and the former Cengent securities holders will own approximately forty- five percent (45%) of the Registrant. The Agreement and Plan of Merger has been filed with the Securities and Exchange Commission on Form 8-K.The Merger is expected to be consummated in the fall of 2005.

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

Results of Operations

During the second quarter ended June 30, 2005, work continued on the product development programs as planned and the individual items are detailed below. There are no comparisons with the same period in 2004 as the company had not started operations and comparisons are therefore made with the previous quarter ended March 31, 2005

General and administrative expenses were $86,494 in the three months ended June 30, 2005. An increase of $41,831 on the previous period ended March 31, 2005 due to start up of operations and the establishment of the management structure.

Research & Development expenses for the three months ended June 30, 2005, were $2,145,944. This is a significant increase of $2,124,472 on the previous period as we have commenced funding the development of our product candidates.

As a result of the start up expenditure on research and development of the company and its products the loss from operations was $2,298,573. The loss since inception was $2,651,442.

Liquidity & Capital Resources - A $12million credit facility was agreed with Bioaccelerate, Inc on March 9, 2005 and currently the company has drawn $1,941,606, primarily for Research and Development The Company will be using these funds to maintain the pace of development of its lead products. Management believes that this investment will enable the Company to achieve significant milestones in its lead development programs over the next twelve months. We believe this further funding will be sufficient to support our business plan until longer term finance can be arranged.

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

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Dated: August 12, 2005                  Inncardio Inc

                                     /S/ Bernard Ross
                                     ----------------------------------
                                     Bernard Ross
                                     CEO


Dated: August 12, 2005                  Inncardio Inc

                                     /S/ Alan G R Bowen
                                     ----------------------------------
                                     Alan G B Bowen
                                     CFO