Form 10QSB
period 2005-09-30
INNCARDIO, INC
filed 2005-11-14
CIK 1082562

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes [X] No [ ]

and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]


                                   18,010,000
                                   ----------

     (Number of shares of common stock the registrant had outstanding as of
                               November 10, 2005)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and changes in its financial position from December 31, 2004 through September 30, 2005 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                              FINANCIAL INFORMATION
                                  INNCARDIO INC
                          (A Development Stage Company)
               Consolidated Balance Sheet as of September 30, 2005
                                   (Unaudited)


                                                                                     September 30,   September 30,
                                                                                         2005            2004
ASSETS

Intangible asset                                                                          274,167              --

                                                                                     ------------    ------------
TOTAL ASSETS                                                                         $    274,167              --
                                                                                     ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued expenses                                                     625,581              --
Amounts due to related parties
                                                                                           60,000              --
Note payable to related party
                                                                                        3,617,629              --

                                                                                     ------------    ------------
Total liabilities
                                                                                        4,303,210              --
                                                                                     ------------    ------------


STOCKHOLDERS' EQUITY
Common Stock, par value $.001; 50,000,000 shares authorized,
18,010,000 issued and outstanding                                                          18,010             400

Additional paid in capital                                                                (18,010)           (400)

Accumulated (deficit) during development stage
                                                                                       (4,029,043)             --

                                                                                     ------------    ------------
Total Stockholders' Deficit
                                                                                       (4,029,043)             --
                                                                                     ------------    ------------

                                                                                     ------------    ------------
Total Liabilities and Stockholders' Deficit                                          $    274,167              --
                                                                                     ============    ============


See accompanying notes to financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           Nine months     Nine months      Quarter        Quarter     From inception
                                             ended            ended          ended          ended      August 2, 2004
                                          September 30,     September    September 30,   September 30,   to September
                                              2005          30, 2004         2005            2004         30, 2005
                                          ------------    ------------   ------------    ------------   ------------
Revenues                                  $         --    $         --   $         --    $         --   $         --
                                          ------------    ------------   ------------    ------------   ------------

Operating expenses

Research and development                     3,233,315              --      1,065,899              --      3,571,734

General and administrative                     442,859              --        311,702              --        457,309
                                          ------------    ------------   ------------    ------------   ------------
Total expenses
                                             3,676,174              --      1,377,601              --      4,029,043

                                          ------------    ------------   ------------    ------------   ------------

Net (loss) from operations                  (3,676,174)             --     (1,377,601)             --     (4,029,043)
                                          ------------    ------------   ------------    ------------   ------------

Other income (expenses)

                                          ------------    ------------   ------------    ------------   ------------

Total other income (expense)                        --              --             --              --             --
                                          ------------    ------------   ------------    ------------   ------------


                                          ------------    ------------   ------------    ------------   ------------

Net (loss)                                $ (3,676,174)   $         --   $ (1,377,601)   $         --   $ (4,029,043)
                                          ------------    ------------   ------------    ------------   ------------


Net (loss) per share, basic and diluted         (0.204)             --         (0.076)             --

Weighted average number of shares
outstanding, basic and diluted              18,010,000             400     18,010,000             400


See accompanying notes to financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       From inception August
                                                                    Nine months ended  2, 2004 to September
                                                                    September 30, 2005    30, 2005
Cash flows from operating activities
Net (loss)                                                               $ (3,676,174)   $ (4,029,043)
Adjustments to reconcile net loss to cash used in operating activities
Increase (decrease) in accrued expenses                                       625,581         625,581

                                                                         ------------    ------------
Net cash provided (used) in operating activities                         $ (3,050,593)   $ (3,403,462)
                                                                         ------------    ------------

Cash flows from investing activities
Investment in Drug Compounds                                             $   (274,167)   $   (274,167)
                                                                         ------------    ------------

Cash flows provided by financing activities
Proceeds from notes payable                                                 3,264,760       3,617,629
Amounts due to Related Parties                                                 60,000
                                                                                               60,000

                                                                         ------------    ------------
                                                                            3,324,760       3,677,629
                                                                         ------------    ------------

Net increase in cash and cash equivalents                                $         --    $         --
                                                                         ------------    ------------

Cash and cash equivalents at beginning of the period                               --              --
                                                                         ------------    ------------

Cash and cash equivalents at end of the period                           $         --    $         --
                                                                         ============    ============

Supplemental information
No cash was paid for interest and taxes


The accompanying notes are an integral part of these financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2005


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

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of September 30, 2005, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $12 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

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

Numerator - Net loss                                              $  (3,676,174)
Denominator - Weighted average shares outstanding                    18,010,000

Net loss per share                                                $       (0.20)

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

The Company is subject to income taxes in the United States of America and the United Kingdom. As of September 30, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $4,029,043 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

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

NOTE 2- EQUITY TRANSACTIONS

Pursuant to an acquisition agreement dated February 22, 2005 between Inncardio, Inc., ("Inncardio") a privately held Delaware corporation, and Softwall Equipment Corporation., ("Softwall") a Utah corporation, Softwall issued 16,500,000 shares of its common stock to the shareholders of Inncardio Inc. This was to capitalize certain debts within the company after effecting a 7.388:1 reverse stock split. This had the effect of leaving the Softwall shareholders with 1,510,000 shares of common stock, (in exchange for 100% of the outstanding shares of Inncardio, Inc), and 16,500,000 shares with the shareholders of Inncardio. Inncardio's management and Board of Directors, therefore, assumed control of the combined entity. The acquisition has been treated as a recapitalization of Inncardio and, accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc.

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

At September 30, 2005, the Company has an outstanding balance of $3,617,629 to the related Company under the $12.0 million secured credit line agreement. There has been no accrued interest associated with the note at September 30, 2005.

NOTE 4 INTANGIBLE ASSET

Intangible assets are stated at cost and consist of a licence fee purchase in the period ended September 2005. The licence fee is for the use of intellectual property re the prevention of In-stent Restenosis. The cost of this licence fee was USD293,750. It was capitalised in the company's accounts as an intangible asset. It is being amortised at a rate of 10% per annum on a straight line basis.

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

OVERVIEW

Description of Business

Inncardio acquires, develops and seeks to commercialize drugs to treat cardiovascular disease and metabolic conditions that pose significant risk factors for cardiovascular disease. In 2003, the global market for cardiovascular products was $78 billion, according to Reuters Business Insight, and analysts expect it to rise to $103 billion by 2009. Demographic trends, including a large aging population and increasing incidence of obesity, support forecasts of continued strong growth. Cardiovascular disease accounts for 17 million deaths worldwide each year, according to the World Health Organization. Our objective is to develop and market safe and effective therapeutics that may save or prolong the lives of patients living with chronic cardiovascular disease and conditions considered risk factors for strokes, heart attacks and other potentially devastating cardiac events.

Our development pipeline can be divided into two complementary treatment profiles: products to treat cardiovascular disease and products to control the metabolic risk factors associated with cardiovascular disease. Our lead candidate is a treatment intended to reduce the incidence and severity of neurological damage in certain stroke patients. In cardiovascular disease, we are developing compounds for delivery via a drug-eluting stent to prevent an artery from reblocking (restenosis) after angioplasty and plain metal stenting. Other products aim to control or reduce the incidence of common metabolic conditions as such as high cholesterol, diabetes, dyslipidemia, hypertension, and pulmonary hypertension that put patients at greater risk for cardiovascular disease. We are in the final stages of licensing in the product to treat pulmonary hypertension, which may also have application in treatment of atherosclerosis and diabetes.

We have three products we are preparing for bioequivalence studies with the intention of filing abbreviated new drug applications (ANDA) and three products in pre-clinical development. The three products in pre-clinical development are New Chemical Entities ("NCE"), which may have the greatest commercial potential, but also carry the highest risk precisely because of their novelty. We believe our diversified pipeline balances the risks and rewards inherent in each drug candidate and fits our business strategy.

Business Strategy

Large pharmaceutical companies need additional drugs of substantial market potential to fill development pipelines, particularly since many of their products will soon be losing patent protection and internal development may fail to keep up with commercial demand for innovation. Increasingly those companies seek to fill that gap by in-licensing drugs at the middle to late stages of development rather than acquiring compounds at an earlier stage. In-licensed Phase III products accounted for more 30% of the in-licensing agreements made by large pharmaceutical companies in 2002, according to Reuters Business Insight.

Inncardio uses a broad network of relationships it has forged in academia, medical research centers and industry to in-license or acquire promising early-stage compounds and existing compounds that can be reformulated, used for new indications or used with new dosing regimens. We rely upon these relationships and a product development network to develop new compounds to reach the critical Phase III clinical trial level when a drug is most attractive to large pharmaceutical companies.

Our strategy is to enter into development, commercialization, marketing and partnership agreements with contract research laboratories, industry experts and pharmaceutical companies to develop, test and seek regulatory approval for our drug candidates. By relying primarily upon contracts with third parties for research, clinical development and project management rather than doing that work in-house, we are able to maintain a limited and less costly infrastructure, particularly as compared with large pharmaceutical companies. Our management believes that this streamlined operating strategy has created an efficient and cost-effective route from early-stage clinical development to a commercial product.

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

The contract approach to product development requires project management by professionals with substantial industry experience. We plan to evaluate prospective additions to our in-house expertise as well as opportunities for contract and advisory services in areas of critical importance to all of our proposed products, including the management of current pipeline development teams. The product development process is designed to define a product's safety and effectiveness. We also attempt to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining a commercial strategy for each product candidate. Still, a drug development portfolio can not be completely insulated from potential clinical and market failures. It is likely that some proposed products we select for development will not produce the clinical or revenue results expected. Additionally, we may choose to license at an early stage or divest product candidates from our portfolio if they produce clinical results outside our target sector and/or require financial, development and management resources better met by larger or more specialized pharmaceutical or biopharmaceutical companies.

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products. We engage in research, pre-clinical studies and clinical development with third-party laboratories and researchers, including Sigmoid Biotechnologies Ltd. in Ireland, Innovative Pharma Developments Ltd. in the UK, The University of Strathclyde in Scotland, and Queen Mary and Westfield College, University of London in the UK. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities.

Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however that require additional work or a change in approach, which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises, we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress.

Description of Portfolio

CLINICAL CANDIDATES

--------------------------------------------------------------------------------

Approximately 700,000 people in the U.S. will suffer a stroke in 2005 and about 160,000 will die from stroke, according to the Centers for Disease Control. Between 15 percent and 30 percent of stroke survivors suffer permanent disability.

INC 101 - Cerebral Ischemia related to Hemorrhagic Stroke

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

Marketing Opportunity. Each year, approximately 30,000 Americans suffer a subarachnoid hemorrhage (SAH), the target patient population for this treatment. The highest incidence of disability and death occurs within the first 2 weeks following the initial hemorrhage. The current product on the market has had steady sales of up to $200 million annually. To date, it has had limited competition, although the currently marketed product will lose its U.S. patent protection in 2006. While the number of patients who experience this type of stroke is relatively small, the need for effective treatment remains largely unmet.

Partnerships. On April 4, 2005, Bioaccelerate Holdings, Inc. signed a co-development agreement with Sigmoid Biotechnologies Ltd. ("Sigmoid") to develop and commercialize INC 101 for all potential uses in humans. Pursuant to the co-development agreement, Bioaccelerate Holdings has the option to an exclusive global license to market and sell INC 101. As part of the agreement, Bioaccelerate Holdings has provided a loan facility for up to 2 million Euros to Sigmoid to finance the development of INC 101 and INC 102 as specified in the co-development agreement. The loan facility is evidenced by a convertible promissory note dated April 4, 2005. Bioaccelerate may assign the rights and obligations in any part or the whole agreement to an affiliate on notice to Sigmoid. Bioaccelerate Holdings has assigned all of its rights and obligations under the Co-Development Agreement to Inncardio effective as of September 9, 2005, except the obligation to provide the loan facility, which obligation, and Bioaccelerate Holdings' rights as lender in respect of such loan facility, shall continue to be Bioaccelerate Holdings'.

Status. A bioequivalence study is scheduled for the second quarter of 2006. If the study is successful, it may lead directly to an ANDA.

Patents: A U.S. and a WIPO patent on the proprietary formulation technology were filed in October 2004. Ownership, maintenance and upkeep of those patents are the responsibility of Sigmoid.

INC 102 - Hypercholesterolemia

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

Market Opportunity. High cholesterol is the most common cardiovascular risk factor, affecting 307 million people in 2003 across the seven major markets, according to Reuters Business Insight. In 2003, the global anti-dyslipidemics market, which includes treatment for high cholesterol, generated sales of $21 billion and is expected to increase to $33 billion in 2009. Market penetration from competitive generic products in Europe will create an increasingly cost-sensitive marketplace. Products that can differentiate themselves through reduced risks of side effects, particularly with higher risk patients, may be able to grab market share and command a premium.

Partnerships. On April 4, 2005, Bioaccelerate Holdings, Inc. signed a co-development agreement with Sigmoid to develop and commercialize INC 102 for all potential uses in humans. Pursuant to the co-development agreement, Bioaccelerate Holdings has the option to an exclusive global license to market and sell INC 102. As part of the agreement, Bioaccelerate Holdings has provided a loan facility for up to 2 million Euros to Sigmoid to finance development of INC 101 and INC 102 as specified in the co-development agreement. The loan facility is evidenced by a convertible promissory note dated April 4, 2005. Bioaccelerate Holdings may assign the rights and obligations in any part or the whole agreement to an affiliate on notice to Sigmoid. Bioaccelerate Holdings has assigned all of its rights and obligations under the Co-Development Agreement to Inncardio effective as of September 9, 2005, except the obligation to provide the loan facility, which obligation, and Bioaccelerate Holdings' rights as lender in respect of such loan facility, shall continue to be Bioaccelerate Holdings'.

Status. A bioequivalence study is scheduled for the second quarter of 2006. If the study is successful, it may lead directly to an ANDA.

Patents: A U.S. and a WIPO patent on the proprietary formulation technology were filed in October 2004. Ownership, maintenance and upkeep of those patents are the responsibility of Sigmoid.

INC 103 - Hypertension & Hypercholseterolemia

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

Market Opportunity. Reuters Business Insight estimates that 43.6 million people in the seven major markets have been diagnosed with both hypertension and hypercholesterolemia. Hypertensive therapies continue to be the largest single class of drugs by sales globally, generating $40 billion in 2003. Analysts anticipate sales will reach $48 billion in 2009. Reuters forecasts that some of the demand in statin therapies will give way to combination therapies entering the market.

Partnerships. On January 10, 2005, the Company signed a co-development and co-commercialization agreement with Innovative Pharma Developments Ltd in England in which Inncardio has an exclusive global license to market and sell INC 103. Development work will be undertaken by Sigmoid Biotechnologies Ltd. on a contract basis.

Status. Development work is scheduled to begin the fourth quarter of 2005.

Patents. There is a published patent application covering the formulation technology dated October 2004. Ownership, maintenance and upkeep of the patents relating to formulation technology are the responsibility of our partner. A patent application is being prepared specifically for the fixed dosed combination for which ownership, maintenance and upkeep of the patents relating to the formulation technology are the responsibility of Innovative Pharma.


--------------------------------------------------------------------------------

PRE-CLINICAL PROJECTS

INC 104 - Pulmonary Hypertension, Atherosclerosis and Diabetes

Description. INC 104 is the first in a new class of oral drugs to treat abnormally high blood pressure in the lungs. The disease is linked to changes in the small blood vessels in the lungs. These changes increase resistance to blood flowing through the vessels. As that resistance increases, it puts a strain on the right ventricle which has to work harder to move enough blood through the lungs. INC 104 increases nitric oxide (a naturally occurring vasodilator) production in cells inside blood vessels that fail to produce enough nitric oxide on their own. The action of this NCE has been shown to be highly selective and has lower risk of side effects than currently available treatments. We believe INC 104 may improve cardiovascular performance in patients with pulmonary hypertension, diabetes or atherosclerosis.


Market Opportunity. There are 10 million patients with pulmonary hypertension in the U.S. and only three treatment options available. Current therapies cost between $70,000 and $100,000 per patient per year. The American Heart Association estimates that between 500 and 1,000 new cases of primary pulmonary hypertension are diagnosed each year in the U.S. We believe this product candidate may fill a critical unmet need.

Partnerships. The Company has agreed on principal terms with a co-development partner for this product candidate and is in the final stages of licensing in this product candidate.

Status. Pre-clinical development work is scheduled to begin in the third quarter of 2005. We may have an opportunity to get FDA fast-track status for this candidate.

Patents. A U.S. patent application was filed in January 2005. The Company expects to file additional composition of matter patents to cover individual compounds that arise as the development program progresses.

INC 105 - Restenosis

Description. INC 105 is an NCE to prevent an artery from reblocking (restenosis) after a percutaneous transluminal coronary angioplasty (PCTA) is performed to clear a blocked artery. This compound has demonstrated a novel method of action that involves stopping smooth muscle cells from proliferating and gathering in the artery. We believe the improved, short-release profile of INC 105 will mean that patients have low exposure to the compound and a lower risk of side effects. The compound has shown efficacy in diabetics for whom existing products provide poor treatment. INC 105 will be delivered from a drug-eluting stent using a proprietary polymer technology.

Market Opportunity. Analysts at IMS predict the DES market will triple in value from around $2 billion in 2003 to more than $6 billion in 2008, as the existing "first generation" drug-eluting stents are likely to be superseded by stents that use drugs with improved safety, efficacy and shorter delivery profiles specifically designed for delivery on a DES. We believe INC 105 is poised to take advantage of that opportunity.

Partnerships. On September 28, 2004, Bioaccelerate Ltd. entered into an agreement with The University of Strathclyde that granted exclusive global rights to jointly develop and commercialize INC 105. Under the terms of the agreement, Bioaccelerate Ltd. can sublicense to a third party. Bioaccelerate has sublicensed all of its rights under the agreement, subject to all of its obligations under the agreement, to Inncardio effective as of September 9, 2005.

Status. INC 105 previously underwent Phase I and Phase II clinical trials for a prior indication. As a result, limited bridging toxicology studies are needed to complete Phase I. The Company plans to file an IND in the first quarter of 2006 and Phase I clinical trials are expected to begin in the second quarter of 2006.

Patents: Two U.S. patents and one European patent have been granted. Two patent applications are pending--one in Japan and another in Europe. The ownership, maintenance and upkeep of the patents are the responsibility of The University of Strathclyde.

INC106 - ANGIOTENSIN II MONOCLONAL ANTIBODY - RESTENOSIS

Description. INC 106 is an NCE being developed to treat the proliferation of vascular smooth muscle cells and certain other cardiovascular diseases using a monoclonal antibody to the angiotensin II type I receptor. The antibody binds to the receptor and blocks signals for cell growth and migration within arteries that have experienced reblocking (restenosis) following angioplasty and stenting. We expect this NCE to be delivered by a drug-eluting stent.

Market Opportunity. Monoclonal antibody (MAb) therapies had sales of $5.1 billion in 2003, according to Reuters Business Insight. Analysts estimate that by 2008, MAbs may account for 32 percent of all revenue in the biotech market as new MABs enter the market and MAbs already on the market gain approval for new indications.

Partnerships. On September 25, 2003, Innathera, Inc., a company affiliated with Bioaccelerate Holdings, Inc., entered into an agreement with Queen Mary and Westfield College, University of London for the exclusive sales marketing and development rights to INC 106. Under the terms of the agreement, Innathera can sublicense to a third party. Innathera sublicensed its rights to develop therapeutic uses of the angiotensin-II type 1 receptor for cardiovascular applications under the agreement, subject to all of its obligations under the agreement, to Inncardio effective as of September 9, 2005.

Status. Development work will begin in the third quarter of 2005.

Patents. Twelve patent applications related to use of the angiotensin II type I monoclonal antibody in the control, reduction and prevention of vascular smooth muscle cell proliferation have been filed in countries including the U.S., Japan, the UK and WIPO. Ownership, maintenance and upkeep of the patents are the responsibility of Queen Mary/University of London.

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

Results of Operations

During the first quarter ended September 30, 2005, work continued on the product development programs as planned and the individual items are detailed above.

General and administrative expenses were $311,702 in the three months ended September 30, 2005. The main reason for the increase was the increasing of scale in certain development activities within the Company's infrastructure to support its planned growth.

Research & Development expenses for the three months ended September 30, 2005, were $1,065,899. The majority of these expenses were in connection with the development of our product candidates.

As a result of the continuing expenditure on research and development of the company and its products, the cumulative loss from operations since inception increased to $4,029,043.

Liquidity & Capital Resources - A $12 million credit facility was agreed with Bioaccelerate, Inc on March 9, 2005. The Company will be using these funds to maintain the pace of development of its lead products. Management believes that this investment will enable the Company to achieve significant milestones in its lead development programs over the next twelve months. We believe this further funding will be sufficient to support our business plan until longer term finance can be arranged.

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

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of the end of June 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting
There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                          Dated: November 10, 2005

                                              /s/ Bernard Ross
                                              ----------------------------------
                                              Bernard Ross
                                              CEO, President and Director



                          Dated: November 10, 2005

                                              /S/ Alan Bowen
                                              ----------------------------------
                                              Alan Bowen
                                              CFO