Form 10QSB/A
period 2005-09-30
INNCARDIO, INC
filed 2005-11-17
CIK 1082562

FORM 10-QSB/A

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

                                  Inncardio Inc

              Form 10-QSB for the quarter ended September 30, 2005

                                      INDEX

                                                                         Page
                                                                       --------
                                     Part I

Item 1. Financial Statements                                               3

Item 2. Management Discussion and Analysis of Financial Condition
          and Results of Operations                                        8

Item 3. Controls and Procedures                                           13

                                     Part II

Item 1. Legal Proceedings                                                 14

Item 2. Changes in Securities                                             14

Item 3. Default upon Senior Securities                                    14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 5. Other Information                                                 14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                14

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

                              FINANCIAL INFORMATION
                                  INNCARDIO INC
                          (A Development Stage Company)
               Consolidated Balance Sheet as of September 30, 2005
                                   (Unaudited)


                                                                                     September 30,
                                                                                         2005

ASSETS
Intangible asset                                                                         274,167

                                                                                     -----------
TOTAL ASSETS                                                                         $   274,167
                                                                                     ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Accounts payable and accrued expenses                                                    625,581
Amounts due to related parties
                                                                                          60,000
Note payable to related party
                                                                                       3,617,629

                                                                                     -----------
Total liabilities
                                                                                       4,303,210
                                                                                     -----------


STOCKHOLDERS' EQUITY
Common Stock, par value $.001; 50,000,000 shares authorized, 18,010,000 issued and
outstanding                                                                               18,010
Additional paid in capital
                                                                                         (18,010)
Accumulated (deficit) during development stage
                                                                                      (4,029,043)

                                                                                     -----------
Total Stockholders' Deficit
                                                                                      (4,029,043)
                                                                                     -----------

                                                                                     -----------
Total Liabilities and Stockholders' Deficit                                          $   274,167
                                                                                     ===========


The accompanying notes are an integral part to these financial statements

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           Nine months     Nine months   Three months   Three months   From inception
                                              ended           ended          ended          ended      August 2, 2004
                                          September 30,  September 30,   September 30,   September 30,  to September
                                              2005            2004         2005            2004         30, 2005

Revenues                                  $         --    $         --   $         --    $         --   $         --
                                          ------------    ------------   ------------    ------------   ------------

Operating expenses

Research and development                     3,233,315              --      1,065,899              --      3,571,734

General and administrative                     442,859              --        311,702              --        457,309
                                          ------------    ------------   ------------    ------------   ------------
Total expenses
                                             3,676,174              --      1,377,601              --      4,029,043

                                          ------------    ------------   ------------    ------------   ------------

Net (loss) from operations                  (3,676,174)             --     (1,377,601)             --     (4,029,043)
                                          ------------    ------------   ------------    ------------   ------------

Other income (expenses)

                                          ------------    ------------   ------------    ------------   ------------

Total other income (expense)                        --              --             --              --             --
                                          ------------    ------------   ------------    ------------   ------------


                                          ------------    ------------   ------------    ------------   ------------

Net (loss)                                $ (3,676,174)   $         --   $ (1,377,601)   $         --   $ (4,029,043)
                                          ------------    ------------   ------------    ------------   ------------


Net (loss) per share, basic and diluted         (0.204)             --         (0.076)             --

Weighted average number of shares
outstanding, basic and diluted              18,010,000       1,510,000     18,010,000       1,510,000


The accompanying notes are an integral part to these financial statements.

                                  Inncardio Inc
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                              From inception August
                                                      Nine months ended   Nine months ended   2, 2004 to September
                                                      September 30, 2005  September 30, 2004        30, 2005
Cash flows from operating activities
Net Loss                                               $     (3,676,174)   $             --   $     (4,029,043)
Adjustments to reconcile net loss to cash used in
operating activities
Increase (decrease) in accrued expenses                         625,581                  --            625,581

                                                       ----------------    ----------------   ----------------
Net cash provided (used) in operating activities       $     (3,050,593)   $             --   $     (3,403,462)
                                                       ----------------    ----------------   ----------------

Cash flows from investing activities
Investment in Drug Compounds                           $       (274,167)   $             --   $       (274,167)
                                                       ----------------    ----------------   ----------------

Cash flows provided by financing activities
Proceeds from notes payable                                   3,264,760                  --          3,617,629
Amounts due to Related Parties                                   60,000                  --             60,000
                                                       ----------------    ----------------   ----------------
                                                              3,324,760                  --          3,677,629
                                                       ----------------    ----------------   ----------------

Net increase in cash and cash equivalents              $             --    $             --   $             --
                                                       ----------------    ----------------   ----------------

Cash and cash equivalents at beginning of the period                 --                  --                 --
                                                       ----------------    ----------------   ----------------

Cash and cash equivalents at end of the period         $             --    $             --   $             --
                                                       ================    ================   ================


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

NOTE 3 - NOTE DUE TO RELATED PARTY

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

NOTE 4 - INTANGIBLE ASSET

Intangible assets are stated at cost and consist of a licence purchased in the period ended September 2005. The licence fee is for the use of intellectual property re the prevention of In-stent Restenosis. The cost of this licence was USD293,750. It was capitalised in the company's accounts as an intangible asset. It is being amortised at a rate of 10% per annum on a straight line basis. Amortization expense for the period ended September 30, 2005 was $19,853.

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

Results of Operations

During the third quarter ended September 30, 2005, work continued on the product development programs as planned and the individual items are detailed above.

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

Liquidity & Capital Resources - A $12 million credit facility was agreed with Bioaccelerate, Inc on March 9, 2005. The Company will be using these funds to maintain the pace of development of its lead products. Management believes that this investment will enable the Company to achieve significant milestones in its lead development programs over the next twelve months. We believe this further funding will be sufficient to support our business plan until longer term financing can be arranged.

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

Subsequent Event

On the 29th of October 2005 the agreements between Bioaccelerate and Sigmoid relating to the co-development of INC101 and INC102 which had been assigned to Inncardio, were terminated. In order to structure development efforts to be more closely aligned with the parties' respective business strategies and priorities, a new agreement was subsequently signed on the 4th November, 2005 which is expected to lead to a new co-development agreement for the development of INC101 within the next few weeks. The new agreement reflects the prioritization of focus on the development of INC101 rather than simultaneous development of INC101 and INC102. The company does intend to enter into a new co-development agreement for INC102 in the future which will recognise the strategy of focusing of INC101 first. The new agreements do not and will not contain any provision for providing financing to Sigmoid. Consequently, this will reduce the company's cash flow requirements and is intended to reduce costs.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
Legal Proceedings From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

                          Dated: November 15, 2005

                                                    /s/ Bernard Ross
                                                    ---------------------------
                                                    Bernard Ross
                                                    CEO, President and Director



                          Dated: November 15, 2005

                                                    /s/ Alan Bowen
                                                    ---------------------------
                                                    Alan Bowen
                                                    CFO