Form 10KSB
period 2005-12-31
INNCARDIO, INC
filed 2006-03-31
CIK 1082562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to       .

Commission File No. 0001082562

INNCARDIO, INC.

(Formerly known as Softwall Equipment Corporation)
(Exact name of Registrant as specified in its charter)

UTAH	87-0624752
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue, 19th Floor, New York, NY	10019
(Address and of principal executive offices)	(Zip Code)

Registrant's telephone number: (646)-723-8940

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
☒ Yes ☐ No

As of March 24, 2006, the number of shares outstanding of the Registrant's Common Stock was 18,010,000.

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

Inncardio, Inc. ("the Company") was formerly known as Softwall Equipment Corporation. Softwall was formed under the laws of the State of Utah on October 5, 1998. Softwall was originally formed to engage in the research, development and manufacture of mining equipment.

In February 2005, a majority of stockholders of Softwall voted in favor of the Company acquiring all of the outstanding shares of common stock of Inncardio Inc., ("Inncardio") a privately held Delaware corporation. This agreement was effected by the exchange of 100% of the outstanding shares of Inncardio for 16,500,000 newly issued shares of the common stock of Softwall to capitalize certain debts within the company. This had the effect of leaving the Softwall stockholders with 1,510,000 shares of common stock and 16,500,000 newly issued shares to the stockholders of Inncardio.

As a result of this acquisition, control of the company passed to the stockholders of Inncardio. As Inncardio's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc. The Company is now engaged in the research and development of pharmaceutical products to treat cardiovascular disease and associated metabolic disorders such as hypercholesterolemia and diabetes.

Inncardio, Inc. is a development stage company

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

Product Development

A major element of our product development strategy is the use of third parties or Contract Research Organizations ("CRO") for drug development at all stages along the path to market. CROs conduct safety and efficacy tests and clinical studies and assist us in guiding products through the Food and Drug Administration ("FDA") and the European Medicines Agency ("EMEA") regulatory review and approval processes. The Company also uses the contract manufacturing, formulation and chemistry skills of external providers.

We believe the use of third parties to develop and manufacture our products has several advantages over building a comprehensive infrastructure to handle all such functions in-house. This approach generally gives us more choice and greater selectivity in the dedicated resources we will concentrate on a developing product than if those functions were performed by internal personnel who were required to support the full range of our product development activities. We believe that maintaining a limited infrastructure with particular focus upon early-stage processes in the drug development path will enable us to develop products efficiently and cost effectively. Although this approach will allow us to avoid the expense associated with developing a large internal infrastructure to support our product development efforts, it also means that we will continue to be dependent on the ability of outside parties to perform critical functions for us.

The contract approach to product development requires project management by professionals with substantial industry experience. We plan to evaluate prospective additions to our in-house expertise as well as opportunities for contract and advisory services in areas of critical importance to all of our proposed products, including the management of current pipeline development teams. The product development process is designed to define a product's safety and effectiveness. We also attempt to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining a commercial strategy for each product candidate. Still, a drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products we select for development would not produce the clinical or revenue results expected. Additionally, we may choose to license at an early stage or divest product candidates from our portfolio if they produce clinical results outside our target sector and/or require financial, development and management resources better met by larger or more specialized pharmaceutical or biopharmaceutical companies.

Research and Development

Our primary research and development efforts have focused on identifying promising compounds and developing them into products. We engage in research, pre-clinical studies and clinical development with third party laboratories and researchers. Our research and development structure is designed to enable us to evaluate and make the best choices for where and how projects are run and resourced. Each is managed as a discrete project with its own budget and project management. When it's practical and desirable, different projects will use common resources and contracted facilities. Our budget projections for research and development are based primarily upon those established and set out in or pursuant to our agreements with research and co-development partners. Projects may meet development and regulatory barriers, however, that require additional work or a change in approach, which can lead to changes in both timing and budget requirements to maintain a product's path to market. When this situation arises, we tend to be in a more flexible position to meet such demands than a fully internally resourced pharmaceutical company that relies on existing internal capabilities to progress.

Description of Portfolio

Clinical candidates

Approximately 700,000 people in the U.S. will suffer a stroke in 2005 and about 160,000 will die from stroke, according to the Centers for Disease Control. Between 15 percent and 30 percent of stroke survivors suffer permanent disability.

INC103 - Hypertension & Hypercholseterolemia

INC103 is a combination therapy of a market-leading statin to lower LDL cholesterol and an angiotensin converting enzyme (ACE) inhibitor to lower blood pressure. This product candidate also uses an innovative proprietary drug delivery technology to provide a controlled release formulation to treat the two most common risk factor conditions at the same time. We believe INC103 could increase patient compliance and reduce the cost of treatment.

Market Opportunity: Reuters Business Insight estimates that 43.6 million people in the seven major markets have been diagnosed with both hypertension and hypercholesterolemia. Hypertensive therapies continue to be the largest single class of drugs by sales globally, generating $40 billion in 2003. Analysts anticipate sales will reach $48 billion in 2009. Reuters forecasts that some of the demand in statin therapies will give way to combination therapies entering the market.

Partnerships: On January 10, 2005, the Company signed a co-development and co-commercialization agreement with Innovative Pharma Developments Ltd in England in which Inncardio has an exclusive global license to market and sell INC103.

Patents: There is a published patent application covering the formulation technology dated October 2004. Ownership, maintenance and upkeep of the patents relating to formulation technology are the responsibility of our partner. A patent application is being prepared specifically for the fixed dosed combination for which ownership, maintenance and upkeep of the patents relating to the formulation technology are the responsibility of Innovative Pharma.

PRE-CLINICAL PROJECTS

INC104 - Pulmonary Hypertension.

Description: INC104 is the first in a new class of oral drugs to treat abnormally high blood pressure in the lungs. The disease is linked to changes in the small blood vessels in the lungs. These changes increase resistance to blood flowing through the vessels. As that resistance increases, it puts a strain on the right ventricle, which has to work harder to move enough blood through the lungs. INC104 increases nitric oxide (a naturally occurring vasodilator) production in cells inside blood vessels that fail to produce enough nitric oxide on their own. The action of this NCE has been shown to be highly selective and has lower risk of side effects than currently available treatments. We believe INC104 may improve cardiovascular performance in patients with pulmonary hypertension.

Market Opportunity: There are 10 million patients with pulmonary hypertension in the U.S. and only three treatment options available. Current therapies cost between $70,000 and $100,000 per patient per year. The American Heart Association estimates that between 500 and 1,000 new cases of primary pulmonary hypertension are diagnosed each year in the U.S. We believe this product candidate may fill a critical unmet need.

Partnerships: The Company has agreed on principal terms with a co-development partner for this product candidate and is in advanced stages of licensing in this product candidate.

The company had been pursuing a financing for a broad portfolio of products that it was intending to assign. In conjunction with a change in strategy the company has withdrawn their applications to assign the above products previously referred to as INC-105, INC-101, INC-102 and INC-106.

GOVERNMENT REGULATION

Our products are subject to extensive regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and the European Union European Medicines Evaluation Agency ("EMEA"), as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA and EMEA before we can begin marketing our products in the United States and European Union, respectively. Similar approvals are also required in other countries.

Product development and approval within these regulatory frameworks are uncertain, can take many years and require the expenditure of substantial resources. The nature and extent of the government review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, during 2003 the FDA implemented a reorganization to consolidate review of new pharmaceutical products within the FDA's Center for Drug Evaluation and Research ("CDER"). Prior to this reorganization, the FDA's Center for Biologics Evaluation and Research ("CBER"), reviewed new biological products, while CDER reviewed new drug products and combination drug/biological products. We do not believe the FDA's reorganization will significantly affect the review process of our product candidates; however we are monitoring events within the FDA and EMEA, to keep pace with current developments.

The necessary steps before a new pharmaceutical product may be sold in the United States ordinarily include:

•	pre-clinical laboratory and animal tests;
•	submission to the FDA of an investigational new drug application which must become effective before clinical trails may commence;
•	completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;
•	submission to the FDA of a marketing authorization application; and
•	FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Furthermore, the FDA, an institution review board or the Company may suspend a clinical trial at any time for various reasons, including finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of pre-clinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a marketing authorization application for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a marketing authorization application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third parties compete with us in developing various approaches to lifestyle disorders. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collection royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

•	advance our lead product candidates and technology platforms;
•	obtain required government and other public and private approvals on a timely basis;
•	enter into corporate partnerships;
•	license additional technology;
•	maintain a proprietary position in our technologies and products; and
•	attract and retain key personnel.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of December 31, 2005, the Company had staff employed in a management and in a research and development capacity. The Company only requires a limited employee resource as it out sources all of its development work. We believe our relationships with our employees are satisfactory.

RISKS RELATED TO INNCARDIO’S BUSINESS

IF THE COMPANY DOES NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCT CANDIDATES, INNCARDIO WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCTS, WHICH WOULD SUBSTANTIALLY IMPAIR ITS ABILITY TO GENERATE REVENUES AND MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

None of the Company's product candidates have received regulatory approval from the FDA or EMEA. Approvals from the FDA and EMEA are necessary to manufacture and market pharmaceutical products in the United States and European Union, respectively. Many other countries including Japan have similar requirements.

These regulatory approvals are extensive, time-consuming and costly, and there is no guarantee that the FDA or EMEA will approve any of the Company's product candidates, or that the timing of any such approval will be appropriate for its product launch schedule and other business priorities, which are subject to change.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of pre-clinical studies or clinical trial results are positive, the Company may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

The clinical trials of any of the Company's product candidates could be unsuccessful, which would prevent it from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:

•	FDA officials may not find a product candidate safe or effective to merit an approval;
•
FDA officials may not find that the data from pre-clinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA may not approve the Company's manufacturing processes or facilities, or the processes or facilities of its contract manufacturers or raw material suppliers;
•	the FDA may change its approval policies or adopt new regulations; and
•
the FDA may approve a product candidate for indications that are narrow or under conditions that place its product at a competitive disadvantage, which may limit the Company's sales and marketing activities or otherwise adversely impact the commercial potential of a product.

If the FDA and/or the EMEA do not approve the Company's product candidates in a timely fashion on commercially viable terms or the Company terminates development of any of its product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on the Company's business. As a result, the Company will be dependent on the development of its other product candidates and/or its ability to successfully acquire other products and technologies.

In addition, the Company intends to market certain of its products, and perhaps have certain of its products manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar regulatory reasons.

IF THE COMPANY'S PRODUCT CANDIDATES ARE APPROVED BY THE FDA AND/OR THE EMEA, BUT DO NOT GAIN MARKET ACCEPTANCE, ITS BUSINESS WILL SUFFER BECAUSE THE COMPANY MAY NOT BE ABLE TO FUND FUTURE OPERATIONS.

A number of factors may affect the market acceptance of any of the Company's existing products or any other products it develops or acquires in the future, including, among others:

•	the price of the Company's products relative to other therapies for the same or similar treatments;
•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of the Company's products for their prescribed treatments;
•	the Company's ability to fund its sales and marketing efforts;
•	the effectiveness of the Company's sales and marketing efforts; and
•	the introduction of generic competitors.

In addition, the Company's ability to market and promote its products will be restricted to the labels approved by the FDA and/or EMEA. If the approved labels are restrictive, the Company's sales and marketing efforts, as well as market acceptance and the commercial potential of its products may be negatively affected.

If the Company's products do not gain market acceptance, the Company may not be able to fund future operations, including the development or acquisition of new product candidates and/or its sales and marketing efforts for its approved products, which would cause its business to suffer.

IF THE COMPANY IS UNABLE TO SUFFICIENTLY DEVELOP ITS SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PERFORM THESE FUNCTIONS, THE COMPANY WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

In due course, the Company will commence the process of developing its sales, marketing and distribution capabilities. However, the Company's current capabilities in these areas are limited. In order to commercialize any products successfully, the Company must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third parties to perform these services. The Company does not have extensive experience in these areas, and it may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that the Company enters into co-promotion or other licensing arrangements, its product revenues are likely to be lower than if it directly marketed and sold its products, and any revenues it receives will depend upon the efforts of third parties, whose efforts may not be successful.

THE COMPANY HAS NOT GENERATED ANY REVENUE FROM PRODUCT SALES TO DATE; IT HAS A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOW, AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has not generated any revenue from product sales to date and may never generate revenues from product sales in the future. Even if the Company does achieve significant revenues from product sales, it expects to incur significant operating losses over the next several years. The Company has never been profitable, and may never become profitable. The Company may need to raise additional capital during the next twelve months. If the Company engages in acquisitions of companies, products, or technology in order to execute its business strategy, it may need to raise additional capital. The Company may be required to raise additional capital in the future through collaborative agreements, private financings, and various other equity or debt financings. If the Company is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

IF THE COMPANY HAS PROBLEMS WITH ITS CONTRACT MANUFACTURERS, ITS PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS FOR ITS PRODUCT CANDIDATES COULD BE DELAYED OR STOPPED.

In due course, the Company will sign an agreement(s) with a contract manufacturing organization or similar supplier, to produce bulk product for clinical use. It is expected that the Company's contract manufacturer will produce the active pharmaceutical ingredient under CGMP's for commercial scale validation and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. The Company has not established and may not be able to establish arrangements with such manufacturers for these ingredients or products and no guarantees are available to ensure supplies become available or that the contract manufacturer will be able to adequately perform its responsibilities. Difficulties in the Company's relationship with its manufacturer or delays or interruptions in such manufacturer's supply of its requirements could limit or stop its ability to provide sufficient quantities of its products, on a timely basis, for clinical trials and, if the Company's products are approved, could limit or stop commercial sales, which would have a material adverse effect on its business and financial condition.

THE COMPANY'S INABILITY TO RETAIN KEY MANAGEMENT AND SCIENTIFIC PERSONNEL COULD NEGATIVELY AFFECT ITS BUSINESS.

The Company's success depends on the performance of key management and scientific employees with biotech experience. Given its small staff size and programs currently under development, the Company depends substantially on its ability to hire, train, retain and motivate high quality personnel, especially its management team and scientific advisors. If the Company were to lose one or more of its key management or scientific advisors, then it would likely lose some portion of its institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of its development programs until adequate replacement personnel and advisors could be hired and trained.

THE COMPANY'S STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY.

The stock price may be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of the Company's common stock to fall. The Company participates in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. Fluctuations in the price of common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

RECENT TRADING IN THE COMPANY'S STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT TO AT PREVAILING MARKET PRICES.

Trading volume has been limited. If limited trading in the Company's stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

RISKS RELATED TO THE COMPANY'S INDUSTRY COMPLIANCE WITH THE EXTENSIVE GOVERNMENT REGULATIONS TO WHICH THE COMPANY IS SUBJECT IS EXPENSIVE AND TIME CONSUMING, AND MAY RESULT IN THE DELAY OR CANCELLATION OF PRODUCT SALES, INTRODUCTIONS OR MODIFICATIONS.

Extensive industry regulation has had, and will continue to have, a significant impact on the Company's business. All biopharmaceutical companies, including Inncardio, are subject to extensive, complex, costly and evolving regulation by the United States federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration ("DEA"), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of products. Under certain of these regulations, the Company and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that the Company and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether the Company's systems, or its contract suppliers' and manufacturers' processes, are in compliance with CGMP and other FDA regulations.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

The Company is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve the Company's products, or will take post-approval action limiting or revoking its ability to sell its products, or that the rate, timing and cost of such approvals will adversely affect its product introduction plans or results of operations.

THE COMPANY'S SUPPLIERS AND CONTRACT MANUFACTURERS ARE SUBJECT TO REGULATION BY THE FDA AND OTHER AGENCIES, AND IF THEY DO NOT MEET THEIR COMMITMENTS, THE COMPANY WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS, WHICH COULD DELAY THE SUPPLY OF ITS PRODUCTS TO MARKET.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. The Company has no internal manufacturing capabilities and is, and expects to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of its products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact the Company's business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which the Company cannot assure) could delay clinical trials or otherwise inhibit the Company's ability to bring approved products to market, which would have a material adverse affect on the Company's business and financial condition.

THE COMPANY MAY BE REQUIRED TO INITIATE OR DEFEND AGAINST LEGAL PROCEEDINGS RELATED TO INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE, DELAY AND/OR CESSATION OF THE DEVELOPMENT AND COMMERCIALIZATION OF ITS PRODUCTS.

The Company relies on licensing agreements and patents to protect its intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

•	the Company's and/or licensors' patents and pending patent applications cover products and/or technology that it and/or they invented first;
•	the Company and/or its licensor was the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate the Company's and/or its licensors' technologies;

•	any of the Company's and/or its licensors' pending patent applications will result in issued patents; and
•
any of the Company's or its licensors' issued patents, or patent pending applications that result in issued patents, will be held valid and infringed in the event the patents are asserted against others.

The Company currently licenses several U.S. and foreign patents and also has pending patent applications. There can be no assurance that the Company's or its licensors' existing patents, or any patents issued to it or its licensors as a result of such applications, will provide a basis for commercially viable products, will provide the Company with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability.

The Company may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of the Company's or its licensors' inventions. In addition, costly litigation could be necessary to protect the Company's patent position. The Company will also rely on trademarks to protect the names of its products. Others may challenge these trademarks. If the Company enforces its trademarks against third parties, such enforcement proceedings may be expensive. The Company also relies on trade secrets, un-patented proprietary know-how and continuing technological innovation that it seeks to protect with confidentiality agreements with licensors, employees, consultants and others with whom the Company discusses its business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and the Company might not be able to resolve these disputes in its favor.

In addition to protecting the Company's own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against the Company based on what they believe are their own intellectual property rights. The Company may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that its products infringe a third party's intellectual property rights. Even if infringement claims against the Company are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Further, the Company may be stopped from developing, manufacturing or selling its products until it obtains a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require the Company to pay substantial royalties or other fees.

IF THIRD PARTY REIMBURSEMENT IS NOT AVAILABLE, THE COMPANY'S PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET.

The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for its products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Third party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If the Company succeeds in bringing one or more of its product candidates to market, third party payers may not establish adequate levels of reimbursement for its products, which could limit their market acceptance and result in a material adverse effect on the Company's financial condition.

THE COMPANY FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE THAT COULD RESULT IN THE DEVELOPMENT OF PRODUCTS BY OTHERS THAT ARE SUPERIOR TO THE PRODUCTS THE COMPANY IS DEVELOPING.

The Company has numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Pfizer Inc., Lilly IOCS LLC, GlaxoSmithKline, and Bayer Pharmaceuticals, among others. These competitors may develop technologies and products that are more effective or less costly than the Company's current or future product candidates or that could render its technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than the Company does. In addition, many of the Company's competitors have significantly greater experience than the Company's does in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

THE COMPANY IS EXPOSED TO PRODUCT LIABILITY CLAIMS, AND INSURANCE AGAINST THESE CLAIMS MAY NOT BE AVAILABLE TO IT ON REASONABLE TERMS OR AT ALL.

The Company might incur substantial liability in connection with clinical trials or the sale of its products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against the Company in excess of its insurance coverage could materially harm its business and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY,

Our headquarters are located at 712 5th Avenue, 19th Floor, New York, NY, 10019-4108, where we lease serviced office space of approximately one hundred square feet under a month-to-month lease from Bioaccelerate Inc. an affiliated third party. The Company leases its European office, located at 11 Charles II Street, London SW1Y 4QU, on a month-to-month basis also from Bioaccelerate Inc. The total rent charge is approximately $9,000 per month including office services. We anticipate that the Company will be able to maintain the monthly lease, and that this facility, consisting of serviced office space for one to two people and access to meeting rooms and associated support services as required will be adequate for our operations through to the end of fiscal year 2006.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASE OF EQUTY SECURITIES

MARKET INFORMATION

During the year ended December 31, 2005, our common stock was traded in the Over-The-Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") on the symbol “INDO.OB”. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended December 31, 2005. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

2005	HIGH	LOW
	$	$

Quarter Ended March 31, 2005	5.00	1.01
Quarter Ended June 30, 2005	5.25	2.05
Quarter Ended September 30, 2005	3.00	2.05
Quarter Ended December 31, 2005	3.00	2.50

STOCKHOLDERS
There are approximately 161 stockholders of record of our common stock.

DIVIDENDS
The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our product development programs; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in our common stock.

The following is a discussion of our financial condition and results of operations as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company, including the Notes thereto, which are included elsewhere herein.

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal year ended December 31, 2005. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of the Business of this Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1) RESEARCH AND DEVELOPMENT

The Company conducts its research and development through various CRO operations. Such expenses are expensed as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

During the year ended December 31, 2005, work continued on the product development programs as planned and the individual items are detailed below.

General and administrative expenses for the year ended December 31, 2005 were $486,413 as compared with $14,450 in the previous year. The main reason for these expenses was the development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research and development expenses for the year ended December 31, 2005 were $2,172,624 as compared with $338,419 in the previous year. The majority of these expenses were in connection with the development of several of our product candidates.

Liquidity and Capital Resources - We are actively seeking strategic alliances in order to develop and market our range of products.

To meet our present and future liquidity requirements, on March 9, 2005, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $12 million in funding. Additionally the Company will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing, fail to improve our results of operations, and if we reach our credit facility limit, we will be unable to meet our obligations as they become due.

However, a failure to raise additional capital would raise substantial doubt about our ability to remain a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

We plan to meet our working capital needs in the coming fiscal year through a combination of the Bioaccelerate facility, financing and licensing of products. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. Our limited operating history, including our losses, primarily reflects the operations of its early stage.

Before our operating plan can be effected, we will require additional financing. Furthermore, in the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities. The Company is actively reviewing various avenues to raise finance and we are currently visiting with and meeting a number of potential investors.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accountants	20

Balance Sheet - As of December 31, 2005	21

Statements of Operations -
For the year ended December 31, 2005, for the period from August 2, 2004 (Date of Inception) to December 31, 2004, and for the period from August 2, 2004 (Date of Inception) to December 31, 2005	22

Statements of Stockholders' Equity (Deficit) -
For the period from August 2, 2004 (Date of Inception) to December 31, 2005	23

Statements of Cash Flows -
For the year ended December 31, 2005, for the period from August 2, 2004 (Date of Inception) to December 31, 2004, and for the period from August 2, 2004 (Date of Inception) to December 31, 2005	24

Notes to the Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Inncardio Inc.

We have audited the accompanying consolidated balance sheet of Inncardio Inc. (formerly Softwall Equipment Corporation) (a development stage company), as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and of cash flows for the years ended December 31, 2005 and 2004 and for the period August 2, 2004 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the (PCAOB United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Inncardio Inc. (formerly Softwall Equipment Corporation) (a development stage company), as of December 31, 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period August 2, 2004 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Inncardio Inc. (a development stage company) will continue as a going concern. As discussed in Note 15 to the financial statements, Inncardio Inc. has suffered losses during the periods presented which raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 28, 2006

INNCARDIO INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31,
2005

ASSETS
Current Assets	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$68,922
Interest payable	65,534
Amounts due to related party	90,000
Note payable to related party	2,852,984
Total Current Liabilities	3,077,440
TOTAL LIABILITIES	3,077,440

Commitments	0

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 50,000,000 shares authorized, 18,010,000 shares issued and outstanding	18,010
Additional paid-in capital	(18,010)
Accumulated deficit during development stage	(3,077,440)
TOTAL STOCKHOLDERS’ DEFICIT	(3,077,440)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	From Inception August 2, 2004 to December 31, 2004	From Inception August 2, 2004 to December 31, 2005

Revenue	$0	0	0

Operating expenses:
Research and development	2,172,624	338,419	2,511,043
General and administrative	486,413	14,450	500,863
Total Operating Expenses	2,659,037	352,869	3,011,906

Other Expenses:
Loan interest expense	65,534	0	65,534
Loss From Operations Before Taxes	(2,724,571)	(352,869)	(3,077,440)

Taxes	0	0	0
Net (loss)	(2,724,571)	(352,869)	(3,077,440)

Basic earnings per share:

Net loss per share, basic and diluted	(0.15)	(0.02)

Weighted average number of shares outstanding, basic and diluted	18,010,000	18,010,000

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
As of December 31, 2005

	Common Stock Shares	Common Stock Amount	Additional Paid In Capital	Accumulated Deficit

Balance at inception August 2, 2004	16,500,000	$16,500	(16,500)	-

Net loss for the period	-	-	-	(352,869)

Balance as of December 31, 2004	16,500,000	16,500	(16,500)	(352,869)

Shares issued in reverse acquisition February 22, 2005	1,510,000	1,510	(1,510)	-

Net loss for the year	-	-	-	(2,724,571)

Balance as of December 31, 2005	18,010,000	$18,010	(18,010)	(3,077,440)

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	From Inception August 2, 2004 to December 31, 2004	From Inception August 2, 2004 to December 31, 2005
Cash flows from operating activities
Net loss	$(2,724,571)	(352,869)	(3,077,440)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	68,922	0	68,922
Increase in amounts payable to related party	90,000	0	90,000
Net cash (used in) operating activities	$(2,565,649)	(352,869)	(2,918,518)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used in) investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	2,565,649	352,869	2,918,518
Net cash provided by financing activities	2,565,649	352,869	2,918,518

Effect of movement of exchange rate	0	0	0
Net increase in cash and cash equivalents	0	0	0
Cash at beginning of period	0	0	0

Cash at end of period	$0	0	0
Supplemental cash flow information:
Cash paid for interest	$0	0	0
Cash paid for taxes	$0	0	0

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005

NOTE 1. - HISTORY AND ORGANIZATION

Inncardio, Inc. ("the Company") was formerly known as Softwall Equipment Corporation. Softwall was formed under the laws of the State of Utah on October 5, 1998. Softwall was originally formed to engage in the research, development and manufacture of mining equipment.

In February 2005, a majority of shareholders of Softwall voted in favor of the Company acquiring all of the outstanding shares of stock of Inncardio Inc., ("Inncardio") a privately held Delaware corporation. This agreement was effected by the exchange of 100% of the outstanding shares of Inncardio for 16,500,000 newly issued shares of the common stock of Softwall to capitalize certain debts within the company. Subsequent to this transaction the existing Softwall stockholders held 1,510,000 shares of common stock and the previous stockholders of Inncardio held 16,500,000 shares.

As a result of this acquisition, control of the company passed to the stockholders of Inncardio. As Inncardio's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. The reverse acquisition treats the shares issued as though issued at inception. Softwall immediately changed its name to Inncardio Inc. The Company is now engaged in the research and development of pharmaceutical products to fight cancer.

Inncardio Inc. is a development stage company.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly owned subsidiaries.

2. Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. It is expected that the Company's customers will generally pay in arrears for its services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Any advance payments from customers will be recorded on the balance sheet as deferred revenue. In circumstance where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

At December 31, 2005 the company had no revenue.

3. Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs." Total research and development expenses for the years ended December 31, 2005 and 2004 was $2,172,624 and $338,419, respectively.

4. Income Taxes

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

5. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

6. Net Loss Per Common Share

Net loss per common share, basic and dilutive, has been computed using the weighted average common shares outstanding at the date of the financial statements. The company has no potential dilutive securities.

	For the Year Ended December 31, 2005	From Inception August 2, 2004 to December 31, 2004

Basic Earnings per share:
Income (Loss) (numerator)	$(2,708,813)	(352,869)

Shares (denominator)	18,010,000	18,010,000

Net Loss Per Share	$(0.15)	(0.02)

7. Comprehensive Income

Comprehensive income/loss) represents net income/(loss) plus the effect of foreign currency translation adjustments on consolidation.

8. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

9. Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

10. Recently issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS. This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issues SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on its share based employee compensation programs.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This Statement replaces APB No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies it all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.

11. Commitments

Operating Leases:

The Company leases its office facilities in New York and London, from a related party, for aggregate monthly rent of approximately $9,000. A lease agreement is completed on September 1 each year between the Company and the lessor. The existing lease expires on August 31, 2006 and is renewed at such time for the upcoming year. Therefore, the following table outlines the Company’s 5 year estimated lease commitments as of December 31, 2005.

Annual Lease Commitments

Year ending
31-Dec-06	$108,000
31-Dec-07	108,000
31-Dec-08	108,000
31-Dec-09	108,000
31-Dec-10	108,000
$540,000

Rent expense for the years ended December 31, 2005 and 2004 was $95,220 and zero, respectively.

12. Related party payable

On January 3, 2005 the Company entered into an agreement with Sterling FCS a shareholder of the Company. Sterling FCS provides financial and consultancy services, which include both management and financial reporting, together with other management and corporate services in accordance with the contract. As of December 31, 2005 the charge for these services was $90,000. The contract can be cancelled by either party by providing six months notice.

13. Note payable to related party

On March 9, 2005 the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a shareholder of the Company, to provide up to $12 million in funding. The advances bear interest at a rate equal to the Applicable Federal Rate, as defined in Section 1247(d) of the Internal Revenue Code and are secured by all of the Company's assets and assets acquired in the future.

At December 31, 2005 the note payable to Bioaccelerate Inc. consisted of the following:

2005

Principal	$2,852,984
Interest	65,534
Total note payable to related party	$2,918,518

14. Stockholders’ Equity

On February 22, 2005, the Company issued 16,500,000 shares of its common stock to the stockholders of Inncardio Inc, a Delaware corporation, in exchange for all of the outstanding common stock of Inncardio Inc (Delaware).

15. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

To meet our present and future liquidity requirements, we will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. The company has in place a credit facility with a related party as described in Note 10. This provides funding for the working capital requirements of the Company and it is intended that this will be the primary means of funding the Company’s operations for the foreseeable future. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

The Company’s future capital requirements will depend on our ability to successfully implement these initiatives and other factors, including our ability to generate revenues as a result of products we intend to bring to market.

NOTE 16. - PROVISION FOR INCOME TAXES

No provision for income taxes has been recorded due to the net operating loss carry forward of $3,061,682 as of December 31, 2005 that will be offset against future taxable income. The NOL carry forward begins to expire in the year 2018. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of December 31, 2005 and 2004 is as follows:

Deferred tax asset:
	2005	2004
Net operating loss carryforward	$918,505	$194,450
Valuation Allowance	(918,505)	(194,450)
Total	$-	$-

The components of income tax expense are as follows:

	December 31,
	2005	2004
Current Federal Tax	$-	$-
Current State Tax	-	-

Change in NOL Benefit	(724,055)	(194,450)
Change in Allowance	724,055	194,450
	$-	$-

NOTE 4. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure matters.

During the two most recent fiscal years there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(vi)).

NOTE 5. - CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

PART III

ITEM 8. DIRECTORS AND EXECUTIVE OFFICERS

The following are the current Directors and Executive Officers of the Company and their ages, as of February 23, 2006. Set forth below is certain biographical information regarding the Company's executive officers and directors:

Name	Age	Position

Bernard Ross	42	CEO, President and Director
Alan Bowen	62	CFO, Treasurer and Director
Linden Boyne	62	Secretary

BERNARD ROSS - CEO, President and Director
Bernard Ross joined the company in February 2005 and holds a similar appointment with Biocardio Inc another subsidiary of the majority stockholder Bioaccelerate Inc. Before his current appointments he was COO with Corspan Inc from January 2000 to the end of 2004 responsible for strategic planning for its European operations. Prior to this in 1999 he was appointed Head of International Development for CMI plc a UK company providing food certification, audit and consultancy services to European food retailers.

ALAN BOWEN - CFO, Treasurer and Director
Alan Bowen joined the company in February 2005. He is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco in 1986 and formed an independent business Mayfair Cards, a greetings card company. He retired from Mayfair Cards in 1999 and became an operations manager with Ci4net Limited a Channel Islands group resigning in April 2003 to join Sterling FCS Limited as a manager. . He is also a Director of Evolve Oncology Inc, Innovate Oncology Inc and Neuro Bioscience Inc.

LINDEN BOYNE, Secretary
Linden Boyne joined the company in February 2005. He began his business career in retail working for a number of UK companies including Unigate plc andNSS Newsagents plc where he became Retail Managing Director in 1990 with responsibility for 550 branches. He resigned in 1991 after the company was taken over by Gallahers Tobacco. He worked as an independent consultant until January 2000 when he joined Ci4net as an operations manager. He resigned in April 2003 to join Sterling FCS as a manager and company secretary. He is Secretary of Bioaccelerate Holdings Inc, Innovate Oncology Inc, Enhance Biotech Inc and Electronic Game Cards Inc and Director of Bioaccelerate Holdings Inc and Electronic Game Card Inc.

All directors hold office until the next annual meeting of stockholders and until successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

ITEM 9. EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. There are no profit related bonuses due to the directors of the Group during the year.

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal year ended December 31, 2005, concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:

Name	Position	Year	Salary	Bonus

Bernard Ross	CEO & President	2005	$45,000	$0
		2004	$0	$0

Alan Bowen	CFO & Treasurer	2005	$0	$0
		2004	$0	$0

Linden Boyne	Secretary	2005	$0	$0
		2004	$0	$0

CASH COMPENSATION:	NONE

BONUSES AND DEFERRED COMPENSATION:	NONE

COMPENSATION PURSUANT TO PLANS:	NONE

PENSION TABLE:	NONE

OTHER COMPENSATION:	NONE

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person, which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the information, to the best knowledge of the Company as of December 31, 2005, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent Of Class
Bioaccelerate Inc
712 Fifth Avenue
New York, New York 10019	15,900,000	88.2%

Bernard Ross
712 Fifth Avenue
New York, New York 10019	0	0%

Alan Bowen
712 Fifth Avenue
New York, New York 10019	0	0%

Linden Boyne
712 Fifth Avenue
New York, New York 10019	0	0%

All Executive officers
and directors as a group (1 Person)	0	0%

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS:

During the period ended December 31, 2005, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

To the best of Management's knowledge, during the period ended December 31, 2005 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best knowledge of management, no such transactions exist.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
(A) REPORTS ON FORM 8-K

On February 22, 2005, the company filed a Form 8-K/A reporting the company’s entry into a Material Definitive Agreement. This agreement pertained to the acquisition of Inncardio, Inc. The Form 8-K/A reported the audited financial statements as of December 31, 2004, of Inncardio, Inc., and pro forma financial statements reflecting the acquisition.

On March 24, 2005, the company filed a Form 8-K reporting the company’s entry into a Material Definitive Agreement. This agreement pertained to Company’s entry into an Agreement and Plan of Merger (the “Agreement and Plan of Merger”) among the Company, Cengent Acquisition Corp. (“CAC”), a wholly-owned subsidiary of the Company, and Cengent Therapeutics Inc. (“Cengent”), a privately held company. Pursuant to the Merger Agreement, CAC would merge with and into Cengent, and as a consequence of the merger (the “Merger”) Cengent would become a wholly owned subsidiary of the Company.

On July 12, 2005, the company filed a Form 8-K/A relating to the Material Definitive Agreement it entered on February 22, 2005. The Form 8-K/A filed on July 12, 2005 set out the following:

(a)	Audited Financial Statements as of December 31, 2004, on behalf of Inncardio, Inc.

(b)	Pro forma financial statements reflecting the Acquisition reported on February 22, 2005.

On November 14, 2005 the company filed a Form 8-K reporting the termination of a Material Definitive Agreement. This pertained to the Agreement and Plan of Merger between Cengent Acquisition Corp., Cengent Therapeutics Inc and Inncardio, Inc.

(B) Exhibits. The following exhibits are filed with this report.

31.1 and 31.2 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

Dated: March 24, 2006

Inncardio Inc.

By:	/s/ Bernard Ross
Bernard Ross CEO (Principal Executive Officer)

By:	/s/ Alan Bowen CFO
Alan Bowen CFO (Principal Financial Officer)