Form 10QSB
period 2006-03-31
INNCARDIO, INC
filed 2006-05-19
CIK 1082562

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

Commission File Number 0001082562

INNCARDIO, INC

(Exact name of registrant as specified in its charter)

UTAH	87-0624752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

712 Fifth Avenue, 19th Floor, New York, NY, 10019

(Address of principal executive offices)

Registrant's telephone number including area code : (646)-723-8940

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
Yes ☒ No ☐

and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.001, as of May 19, 2006, was 18,010,000.

Inncardio Inc

Form 10-QSB for the quarter ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

INNCARDIO INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

(Unaudited)
March 31, 2006
ASSETS
Current Assets	$0
TOTAL ASSETS	$0
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$68,535
Interest payable	101,600
Amounts due to related parties	120,000
Note payable to related party	2,933,269
Total Liabilities	3,223,404

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001, 50,000,000 shares authorized, 18,010,000 shares issued and outstanding	18,010
Additional paid in capital	(18,010)
Accumulated (deficit) during development stage	(3,223,404)
Total Stockholders’ Deficit	(3,223,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	From Inception August 2, 2004 to March 31, 2006
Revenue	$0	$0	$0

Operating expenses :

Research and development	28,727	21,472	2,539,770
General and administrative	81,171	44,663	582,034
Total Expenses	109,898	66,135	3,121,804
Net (Loss) from Operations	(109,898)	(66,135)	(3,121,804)
Other Income (Expenses) :
Loan interest expense	(36,066)	0	(101,600)
Total Other Income (Expenses)	(36,066)	0	(101,600)
Net (Loss)	$(145,964)	$(66,135)	$(3,223,404)
Basic earnings per share:
Net loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding, basic and diluted	18,010,000	18,010,000

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2006	Three months ended March 31, 2005	From Inception August 2, 2004 to March 31, 2006
Cash flows from operating activities:
Net Loss	$(145,964)	$(66,135)	$(3,223,404)
Changes in operating assets and liabilities :
Increase (decrease) in accounts payable and accrued interest	35,679	30,000	170,135
Increase in amounts due to related parties	30,000	0	120,000
Net cash (used in) operating activities	(80,285)	(36,135)	(2,933,269)
Cash flows from investing activities :
Net cash (used in) investing activities	0	0	0
Cash flows from financing activities :
Proceeds from notes payable	80,285	36,135	2,933,269
Net cash provided by financing activities	80,285	36,135	2,933,269
Net increase in cash and cash equivalents	0	0	0
Cash and cash equivalents at beginning of the period	0	0	0
Cash and cash equivalents at end of the period	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

INNCARDIO INC
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Re-organization and Basis of Presentation

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and changes in its financial position from December 31, 2005 through March 31, 2006 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Pursuant to an acquisition agreement dated February 22, 2005 between Inncardio, Inc., ("Inncardio") a privately held Delaware corporation, and Softwall Equipment Corporation., ("Softwall") a Utah corporation, in exchange for 100% of the outstanding shares of Inncardio, Softwall issued shares of its common stock to capitalize certain debts within the company which had the effect of leaving the Softwall shareholders with 1,510,000 shares of common stock and issued 16,500,000 shares to the shareholders of Inncardio. Because Inncardio's management and Board of Directors assumed control of the combined entity, the acquisition has been treated as a recapitalization of Inncardio and accordingly, the accompanying consolidated financial statements include the historical operations of Inncardio and the capital structure of Softwall. Softwall immediately changed its name to Inncardio, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Inncardio, Inc. and its wholly-owned subsidiaries: Inncardio, Inc. (a Delaware Corporation) and Inncardio Limited. (a United Kingdom Corporation) (collectively, the "Company"). All significant inter-company accounts and transactions have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of March 31, 2006, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is presently entirely dependent for its capital requirements on a credit facility of $12 million advanced by its major shareholder, Bioaccelerate Holdings, Inc. (Bioaccelerate). The Company's future capital requirements will depend upon numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While members of the Company's management have been successful in raising capital for other ventures in the past, and plan to raise equity capital for the Company, there can be no assurance that these plans will be achieved on acceptable terms.

Nature of Business

The Company's business strategy is to develop its existing pharmaceutical products, acquire additional pharmaceutical early-mid stage product candidates predominantly in the cardiovascular sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

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

Foreign Currency Translation

Where the Company's subsidiary’s primary functional currency is the British Pound, assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income in stockholders' deficit.

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

Numerator - Net loss	$(145,964)
Denominator - Weighted average shares outstanding	18,010,000
Net loss per share	$(0.01)

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

The Company is subject to income taxes in the United States of America and the United Kingdom. As of March 31, 2006 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $3,223,404 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include : FASB Statement 144 - Accounting for the impairment or disposal of long-lived assets; FASB 145 - Rescission of FASB Statements 4, 44 and 64 and amendment of FASB 13; FASB 146 - Costs associated with exit or disposal activities; FASB 148 - Accounting for stock based compensation and FASB 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. FIN 46 - Consolidation of Variable Interest Entities, an interpretation of ARB 51. Adoption of these standards and interpretations has not had a material effect on the Company's financial condition, results of operations or liquidity.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) amortization method, or (b) fair value measurement method. At its initial adoption, the statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of FAS 156 to have a material impact on our financial condition or results of operations.

NOTE 2 - EQUITY TRANSACTIONS

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

NOTE 3 - RELATED PARTY PAYABLE

On January 3, 2005 the Company entered into an agreement with Sterling FCS a shareholder of the Company. Sterling FCS provides financial and consultancy services, which include both management and financial reporting, together with other management and corporate services in accordance with the contract. As of March 31, 2006 the charge for these services was $120,000. The contract can be cancelled by either party by providing six months notice.

NOTE 4 - NOTE DUE TO RELATED PARTY

On March 9, 2005, the Company entered into a secured line of credit for $12.0 million with a related party Corporation who is a shareholder of the Company, which bears interest at 4.45%. The Company intends to use these funds to accelerate the development of its lead products. The line of credit is drawn on an as needed basis. The facility is secured by all of the Company's assets.

At March 31, 2006 the Company has an outstanding balance of $3,034,869 to the related Company under the $12.0 million secured credit line agreement. The balance outstanding includes accrued interest associated with this note of $101,600 as of March 31, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS : NO ASSURANCES INTENDED

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

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2005. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended December 31, 2005, as well as the other interim unaudited financial information for the current fiscal year.

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

PRE-CLINICAL PROJECTS

INC 104 - Pulmonary Hypertension

Description. INC 104 is the first in a new class of oral drugs to treat abnormally high blood pressure in the lungs. The disease is linked to changes in he small blood vessels in the lungs. These changes increase resistance to blood flowing through the vessels. As that resistance increases, it puts a strain on the right ventricle which has to work harder to move enough blood through the lungs. INC 104 increases nitric oxide (a naturally occurring vasodilator) production in cells inside blood vessels that fail to produce enough nitric oxide on their own. The action of this NCE has been shown to be highly selective and has lower risk of side effects than currently available treatments. We believe INC 104 may improve cardiovascular performance in patients with pulmonary hypertension, diabetes or atherosclerosis.

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

Status. Pre-clinical development work is scheduled to begin in the third quarter of 2006. We may have an opportunity to get FDA fast-track status for this candidate.

Patents. A U.S. patent application was filed in January 2005. The Company expects to file additional composition of matter patents to cover individual compounds that arise as the development program progresses.

Company Status

The Company has made significant progress towards completing the formation of the initial development portfolio through licensing and o-development negotiations with academic institutions and biotechnology companies. The development of our initial pipeline is underway and provides a combination of near market reformulations of well know and well understood compounds together with new chemical entities that require a longer term development time frame, and need to be regarded as higher risk-higher return possible blockbuster opportunities. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop other products and other potential products not currently in our portfolio. A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

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

Results of Operations

During the first quarter ended March 31, 2006, work continued on the product development programs as planned and the individual items are detailed above.

General and administrative expenses were $81,171 in the three months ended March 31, 2006 compared with $44,663 in the three months ended March 31, 2005. The main reason for the increase was the increasing level of support required to manage and administer the Company's planned growth in development activities.

Research and Development expenses for the three months ended March 31, 2006, were $28,727 compared with $21,472 in the three months ended March 31, 2005. These expenses were related to the development of our product candidates.

As a result of the continuing expenditure on research and development of the Company and its products, the cumulative loss from operations since inception increased to $3,223,404.

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

ITEM 3 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that, in designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily will apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings : From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 2. Changes in Securities

The Registrant entered into an Acquisition Agreement effective 22nd day of February, wherein it agreed, subject to certain conditions, to acquire all of the outstanding common stock of Inncardio, Inc., a Delaware Corporation, in exchange for 16,500,000 common shares of the Registrant. After the issuance of the 16,500,000 shares in the Acquisition, the Registrant has 18,010,000 shares of its common stock issued and outstanding. The Registrant has also effected a change its corporate name from Softwall Equipment Corporation to Inncardio, Inc.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: The following exhibits are included as part of this report:

Exhibit Number	Title of Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Inncardio Inc

Date: May 19, 2006	By:	/s/ Bernard Ross
Bernard Ross CEO, President and Director
(Principal Executive Officer)

COMPANY NAME CORPORATION

Date: May 19, 2006	By:	/s/ Alan Bowen
Alan Bowen CFO, Secretary, Treasurer & Director
(Principal Financial Officer)