Form 10QSB
period 2006-06-30
INNCARDIO, INC
filed 2006-08-21
CIK 1082562

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934


                  For Quarter Ended:      June 30, 2006
                                        ----------------

                  Commission File Number:   0-27019
                                           ---------


Inncardio, Inc.
           (Exact name of registrant as specified in its charter)

       UTAH                                                  87-0624752
-------------------------------                          ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

            4764 South 900 East, #3A; Salt Lake City, Utah 84117
           -----------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number including area code:          (801) 273-9300
                                                           ----------------

             712 Fifth Avenue, 19th Floor; New York, NY  10019
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

                                   80,896
             -------------------------------------------------
            (Number of shares of common stock the registrant had
                     outstanding as of  July 25, 2006)




PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30,2006 and the results of its operations and changes in its financial position from December 31, 2005 through June 30, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                                     2

                              Inncardio, Inc.
                       (A Development Stage Company)
                          Condensed Balance Sheets

                                                   June 30,    December 31,
                                                     2006          2005
                                                 ------------  ------------
                                                  (Unaudited)
                                   ASSETS
                                  -------
CURRENT ASSETS
--------------
 Cash                                                 $3,400   $         -
                                                 ------------  ------------
   TOTAL CURRENT ASSETS                                3,400             -
                                                 ------------  ------------
   TOTAL ASSETS                                  $     3,400   $         -
                                                 ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------

CURRENT LIABILITIES
-------------------
 Amounts due to related party                              -        90,000
 Notes payable to related party                      198,704     2,852,984
 Accounts Payable and Accrued Expenses                34,542        68,922
 Notes Payable - unrelated parties                   126,600             -
 Accrued Interest Payable                             65,651        65,534
                                                 ------------  ------------
TOTAL CURRENT LIABILITIES                            425,497     3,077,440
                                                 ------------  ------------
TOTAL COMMITMENTS AND CONTINGENCIES                        -             -
                                                 ------------  ------------
STOCKHOLDERS' EQUITY(DEFICIT)
 Common stock, par value $.001, 50,000,000
  shares authorized, 80,896 and  18,010,000
  shares issued and outstanding, at June 30,
  2006 and December 31, 2005                              81        18,010
 Additional paid-in-capital                          109,840       (18,010)
 Deficit accumulated in the development stage       (532,018)   (3,077,440)
                                                 ------------  ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                (422,097)   (3,077,440)
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     3,400   $         -
                                                 ============  ============





 The accompanying notes are an integral part of these financial statements.
                                     3

                              Inncardio, Inc.
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                            For the
                                                                          Period from
                                                                           Inception
                             For the Three             For the Six        October 5,
                              months Ended          Six Months Ended    1998 through
                                June 30,                June 30,           June 30,
                            2006        2005        2006        2005         2006
                        ----------- ----------- ----------- ----------- -----------
REVENUE                 $        -  $        -  $        -   $       -  $   19,284
                        ----------- ----------- ----------- ----------- -----------
OPERATING COSTS
AND EXPENSES
 Research and
  development                    -   2,145,944           -   2,167,416      16,715
 Depreciation                    -           -           -           -      25,487
 General and
  administrative             2,000      86,494       2,000     131,157     471,710
                        ----------- ----------- ----------- ----------- -----------
TOTAL OPERATING
COSTS AND EXPENSES           2,000   2,232,438       2,000   2,298,573    (513,912)
                        ----------- ----------- ----------- ----------- -----------
Net (Loss) from
Operations                  (2,000) (2,232,438)     (2,000) (2,298,573)   (494,628)
                        ----------- ----------- ----------- ----------- -----------
OTHER INCOME (EXPENSES)
 Forgiveness of Debt             -           -           -           -         200
 License Fee Income              -           -           -           -      74,988
 Disposal of Assets
  (Note 3)                       -           -           -           -     (31,237)
 Loss on Abandonment of
  Purchase Agreement             -           -           -           -     (10,000)
 Gain (Loss) on Sale of
  Equipment                      -           -           -           -          50
 Interest expense           (8,238)          -     (12,305)          -     (70,991)
                        ----------- ----------- ----------- ----------- -----------
Total Other Income
(Expenses) Before Taxes     (8,238)          -     (12,305) (2,298,573)    (36,990)
                        ----------- ----------- ----------- ----------- -----------
Net Loss Before
Income Taxes               (10,238)          -      (14,305)         -    (531,618)

Taxes                          100           -         100           -        (400)
                        ----------- ----------- ----------- ----------- -----------
NET (LOSS)              $  (10,338)$(2,232,438) $  (14,405)$(2,298,573) $ (532,018)
                        =========== =========== =========== =========== ===========
Basic earnings per
 share: Net loss per
 common share, basic    $     (.00) $    (0.12) $     (.00) $    (0.13)
                        =========== =========== =========== ===========
Weighted average
 number of shares
 outstanding: Basic      15,138,571  18,010,000  16,566,354  18,010,000
                        =========== =========== =========== ===========

 The accompanying notes are an integral part of these financial statements.
                                     4

                              Inncardio, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
       From October 5, 1998 (Date of Inception) through June 30, 2006

                                                                          Accumulated
                                                                            Deficit
                                       Common Stock                        During the
                               --------------------------    Excess of    Development
                                  Shares        Amount       Par Value        Stage
                               ------------  ------------  ------------  ------------
Balance at Inception,
  October 5,1998                         -   $         -   $         -   $         -

Shares Issued for Equipment &
  Cash at $.16 per Share               812             1           129             -

Net Loss Year Ended
  December 31, 1998                      -             -             -          (150)
                               ------------  ------------  ------------  ------------
Balance, December 31, 1998             812             1           129          (150)

Shares issued for Cash
  at $3 Per Share                      100             -           300             -

Less: Offering Costs                     -             -        (4,750)            -

Shares Issued for Patent @ $10         501             -         5,010             -

Net Loss for the Year Ended
  December 31, 1999                      -             -             -       (67,865)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003           1,413             1           689       (68,015)

Shares Issued for Services at
  $.001 Per Share                        1             -             -             -

Net Loss for the Year Ended
  December 31, 2000                      -             -             -      (119,682)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2000           1,414             1           689      (187,697)

Net Loss Year Ended
  December 31, 2001                      -             -             -       (97,437)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2001           1,414             1           689      (285,134)

Rounding Due to Reverse Split            -             -             -             -

Net Loss Year Ended
  December 31, 2002                      -             -             -       (81,574)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002           1,414             1           689      (366,708)

Shares issued for Services at
  $10 Per Share                        145             1         1,449             -

Net Loss Year Ended
  December 31, 2003                      -             -             -       (75,755)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003           1,559             2         2,138      (442,463)


 The accompanying notes are an integral part of these financial statements.
                                     5

                              Inncardio, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
       From October 5, 1998 (Date of Inception) through June 30, 2006

                                                                          Accumulated
                                                                            Deficit
                                       Common Stock                        During the
                               --------------------------    Excess of    Development
                                  Shares        Amount       Par Value        Stage
                               ------------  ------------  ------------  ------------
Shares issued for Services
  at $.10 Per Share                100,000           100         9,900             -

Conversion of Debt to Common
  Shares at $24                      5,000             5       119,995             -

Conversion of Debt to Common
  Shares at $24                      5,000             5       119,995             -

Assumption of Debt by Former
  Officer of the Company                 -             -        17,324             -

Net Loss Year Ended
  December 31, 2004                      -             -             -       (54,567)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2004         111,559           112       269,352      (497,030)

Conversion of Debt to Common
  Shares at $24                      3,441             3        82,581             -

Shares Issued for Acquisition
  @ $.10 per share                 135,000           135       (13,365)            -

Shares Issued for Acquisition
  Costs @ $.10 per share            30,000            30         2,970             -

Shares Canceled for Acquisition
 @ $.10 per share                  (99,900)         (100)        9,890             -

Net Loss Year Ended
  December 31, 2005                      -             -             -       (20,583)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2005         180,100           180       351,428      (517,613)

Shares Cancel for Rescission
  of Acquisition @ $.10           (135,000)         (135)       13,365             -

Shares Issued for Cash @ $.10       35,000            35         3,465             -

Shares Issued for Services
  @ $.10                            10,000            10           990             -

Cancel shares issued for debt
  conversion @ $24 per share       (12,200)          (12)     (292,788)            -

Fractional shares issued due
  to rounding of 100:1 reverse
  stock split                        2,996             3        33,380             -

Net Loss Six Months Ended
  June 30, 2006                          -             -             -       (14,405)
                               ------------  ------------  ------------  ------------
Balance, June 30, 2006              80,896   $        81   $   109,840   $  (532,018)
                               ============  ============  ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     6



                              Inncardio, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                           For the
                                                                         Period from
                                                                          Inception
                                                                           October
                                                 For the Six Months        5, 1998
                                                    Ended June 30,         Through
                                             --------------------------    June 30,
                                                 2006          2005          2006
                                             ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $   (14,405)  $(2,298,573)  $  (532,018)
 Adjustments to reconcile net loss to net
 cash flows used by operating activities:
  Forgiveness of debt                                  -             -        17,314
  Loss on disposal of assets                           -             -        31,237
  Depreciation & amortization                          -             -        25,487
  Common stock issued for services                 1,000             -        20,467
  (Gain) on sale of equipment                          -             -           (50)
  (Decrease) Increase in accounts payable
   & accrued expenses                              1,000       709,836        54,211
  (Decrease) Increase in advanced royalty
   payments                                            -             -             -
  Increase in interest payable                    12,305             -        58,832
                                             ------------  ------------  ------------
Net cash flows used by operating activities         (100)   (1,588,737)     (324,520)
                                             ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                          -             -            10
 Purchase of fixed assets                              -             -       (29,379)
 Sale of fixed assets                                  -             -           200
 Payment made for patent                               -             -       (33,376)
 Reimbursement for patent costs                        -             -         6,031
                                             ------------  ------------  ------------
Net Cash (Used) Provided by
Investing Activities                                   -             -       (56,514)
                                             ------------  ------------  ------------


 The accompanying notes are an integral part of these financial statements.
                                     7


                              Inncardio, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                           For the
                                                                         Period from
                                                                          Inception
                                                                           October
                                                 For the Six Months        5, 1998
                                                    Ended June 30,         Through
                                             --------------------------    June 30,
                                                 2006          2005          2006
                                             ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock sales                   $     3,500   $         -   $    28,950
 Proceeds from notes payable                           -     1,588,737       355,484
                                             ------------  ------------  ------------
   Net Cash (Used) Provided From
   Financing Activities                            3,500      1,588,737      384,434
                                             ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH                    3,400            -          3,400

CASH AT THE BEGINNING OF THE PERIOD                   -             -             -
                                             ------------  ------------  ------------
CASH AT THE END OF THE PERIOD                $     3,400   $        -    $    3,400
                                             ============  ============  ============

Supplemental Disclosure
-----------------------
 Income Taxes                                $        -    $        -    $       200
                                             ============  ============  ============
Non Cash Disclosure
-------------------
 Stock issued for services                         1,000             -        20,467
 Stock issued for debt (Note 3)                 (296,304)            -         30,180
 Debt assumed by former officer of company             -             -        17,324
 Forgiveness of debt by vendor                         -             -           200







 The accompanying notes are an integral part of these financial statements.
                                     8

                              Inncardio, Inc.
                       (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Financial Statements
                                June 30,2006

NOTE 1- CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements of Inncardio, Inc., have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2005. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash and has not had significant operations since its inception. Without additional financing or the implementation of other exit strategies, it would be unlikely for the Company to continue operating.

NOTE 3 - RESCISSION OF ACQUISITION

Effective June 7, 2006, the Company rescinded the acquisition of Inncardio, Inc., a Delaware corporation, which occurred in February 2005. As a result of the rescission, 13,500,000 shares issued in the acquisition have been cancelled and Inncardio, Inc., a Delaware corporation, is no longer a subsidiary of the Company. Additionally, on June 15, 2006, 1,220,000 shares that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

Due to the Rescission, the Company is no longer pursuing the business operations conducted by Inncardio, Inc., a Delaware Corporation. The Company is currently searching for a new business opportunity to merge with or acquire. There can be no guarantee that the company will be successful in completing any new acquisition or merger.

Additionally, contemporaneously with the rescission, Eric Ray Thatcher, was appointed to the Board of Directors and as President of the Company, and all other officers and directors of the Company have resigned.

NOTE  - COMMON STOCK

As a result of the above mentioned rescission, on June 7, 2006, 13,500,000 shares issued in the acquisition have been cancelled.

Additionally, on June 15, 2006 1,220,000 shares of common stock that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

In June 2006, the Board of Directors voted unanimously to effect a 100:1 reverse split of the Company's common stock to be effective July 27, 2006.

June 15, 2006, the Board of Directors consented to issue 1,000,000 shares of the Company's common stock Eric Thatcher for services rendered as sole officer and director of the Company. These services were valued at $1,000.

On June 15, 2006, the Company issued 3.5 million shares in exchange for
$3,500 in consideration from Business Growth Funding, Inc.   As a result of
the purchase, Business Growth Funding, Inc. became the controlling shareholder of the Company. No commissions were paid in connection with the sale

NOTE 4 - SUBSEQUENT EVENTS

In July 2006, a reverse split of the Company's common stock was effective on a 100:1 basis. As a result of these issuance and the reverse split, the outstanding common stock decreased from 18,010,000 at the beginning of the period covered by this report to 80,896 post-split common shares as of the end of the period covered by this report.

NOTE 5 - COMPARISON FIGURES

Comparative numbers for the year 2005 includes the finaincial information from Inncardio, Inc., a Delaware corporation, which acquisition was subsequently rescinded in June 2006.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements."

GENERAL

     Inncardio, Inc.(a development stage company), ("the Company") was formed under the laws of the State of Utah on October 5, 1998. Although originally formed to engage in the research, development and manufacture of mining equipment the Company's management anticipates merging with an as yet unidentified on-going business in the future. The Company is authorized to issue up to 50,000,000 shares of common stock with a par value of $0.001 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company.

      Total accumulated deficit for the period ending June 30, 2006 was ($527,846), as compared to $(2,298,573) at June 30, 2005. The comparatively large difference is due to the comparison figures for June 2005 include the amounts for Inncardio, Inc.; a Delaware corporation which is no longer a subsidiary of the Company. The current liabilities of the Company at June 30, 2006 were $421,325, which primarily consist of notes and accrued interest. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. The Company has minimal assets and is currently in the process of looking for
business opportunities to merge with or acquire.   During the next twelve
months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

     On June 15, 2006, 1,220,000 shares of common stock that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

RESULTS OF OPERATIONS

     For the six months ended June 30, 2006 and 2005, the Company incurred $2,000 and $131,157, respectively, in general and administrative expenses. Interest expenses for the six months ended June 30, 2006 and 2005, were $8,238 and $0, respectively. The increase in interest is due to the debt conversion being reinstated onto the books and records of the Company.
The net loss for the six months ended June 30, 2006 and 2005, was $10,233 and $2,298,573, respectively.

     The Company has little or no operations and no funds with which to develop operations. The Company is currently in the process of seeking short term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition.

     There is NO guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital. Any investment in the Company would be a highly speculative investment and should only be made by those investors who are capable of bearing the risk of losing the entire value of their investment.

PLAN OF OPERATIONS

     Effective June 7, 2006, the Company rescinded the acquisition of Inncardio, Inc., a Delaware corporation, which occurred in February 2005. As a result of the rescission, 13,500,000 shares issued in the acquisition have been cancelled and Inncardio, Inc., a Delaware corporation, is no longer a subsidiary of the Company. Additionally, on June 15, 2006, 1,220,000 shares that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

     Due to the Rescission, the Company is no longer pursuing the business operations conducted by Inncardio, Inc., a Delaware Corporation. The Company is currently searching for a new business opportunity to merge with or acquire . There can be no guarantee that the company will be successful in completing any new acquisition or merger.

     Additionally, contemporaneously with the rescission, Eric Ray Thatcher, was appointed to the Board of Directors and as President of the Company, and all other officers and directors of the Company have resigned.

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


ITEM 3 - CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14) in connection with the Annual Report on Form 10-KSB as of December 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of June 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls over financial reporting. There were not been any significant changes in the Company's internal controls over financial reporting or in other factors that could materially affect or is reasonably likely to materially affect, significantly affect the Company's internal controls subsequent to the date of their evaluation
                                     12

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     None

Item 2.   Changes in Securities

     On June 7, 2006, 13,5000,000 shares issued in the acquisition have been cancelled.

     Additionally, on June 15, 2006 1,220,000 shares of common stock that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

     In June 2006, the Board of Directors voted unanimously to effect a 100:1 reverse split of the Company's common stock to be effective July 27, 2006.

     June 15, 2006, the Board of Directors consented to issue 1,000,000 shares of the Company's common stock Eric Thatcher for services rendered as sole officer and director of the Company. These services were valued at $1,000.

     On June 15, 2006, the Company issued 3.5 million shares in exchange
for $3,500 in consideration from Business Growth Funding, Inc.   As a
result of the purchase, Business Growth Funding, Inc. became the controlling shareholder of the Company. No commissions were paid in connection with the sale

     As a result of these issuance and the reverse split, the outstanding common stock decreased from 18,010,000 at the beginning of the period covered by this report to 80,896 post-split common shares as of the end of the period covered by this report.

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     Subsequent to year end, shareholders holding a majority of the Company's common stock consented to a recapitalization of common stock and a change in the name of the Company to be determined at a later date.

     The Company currently has little or no public market for its common stock. Based upon current market conditions and limited brokerage firm interest in low priced securities, management has determined that it is in the Company's best interest to effectuate a reverse split on a basis of up to 100 to 1. The recapitalization will reduce on a 100 to 1 basis the issued and outstanding shares of the Company's common stock, par value $.001 per share through a reverse split or consolidation, so that shareholders will receive one (1) share of Common Stock for every one hundred (100) shares of Common Stock now held by the shareholder. In an effort to preserve shareholders in "round lots", which is of benefit to the shareholders and the Company, no certificate below one hundred shares will be reversed and no certificate greater than one hundred shares will be reversed below one hundred shares. No fractional shares will be issued in connection with such recapitalization and only fractional shares will be rounded up to the nearest whole number. This transaction is not intended to be a "going private" transaction.

     The rights of existing shareholders will not be altered and no shareholder will be eliminated as a result of the reverse split.

Item 5.   Other Information

     Effective June 7, 2006, the Company rescinded the acquisition of Inncardio, Inc., a Delaware corporation, which occurred in February 2005. As a result of the rescission, 13,500,000 shares issued in the acquisition have been cancelled and Inncardio, Inc., a Delaware corporation, is no longer a subsidiary of the Company. Additionally, on June 15, 2006, 1,220,000 shares that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.

     Due to the Rescission, the Company is no longer pursuing the business operations conducted by Inncardio, Inc., a Delaware Corporation. The Company is currently searching for a new business opportunity to merge with or acquire . There can be no guarantee that the company will be successful in completing any new acquisition or merger.

     Additionally, contemporaneously with the rescission, Eric Ray Thatcher, was appointed to the Board of Directors and as President of the Company, and all other officers and directors of the Company have resigned.

Item 6.   Exhibits and Reports on Form 8-K.

     1). The following exhibits are filed with this report:

     31. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

     32. Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13 (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

     2). Reports filed on 8-K. The following reports were filed on a Form 8-K during the period covered by this report.

     June 7, 2006; Item 2.01 completion of Acquisition or Disposition of
Assets;

     Item 5.01      Changes in Control of Registrant

     Item 5.02 Departure of Directors or Principle Officers; Election of Director; Appointment of Principle Officers.




                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.



Dated: August 18, 2006        Inncardio, Inc.

                              By: /s/ Eric Thatcher
                              -------------------------------------------
                                      Eric Thatcher
                                      Chief Executive Officer and
                                      Principal Accounting Officer