Form 10QSB
period 2006-09-30
INNCARDIO, INC
filed 2006-11-17
CIK 1082562

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-QSB

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

               For Quarter Ended:      September 30, 2006
                                      --------------------

                    Commission File Number:   000-28727

                              Inncardio, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

     UTAH                                                   87-0624752
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

            4764 South 900 East, #3A; Salt Lake City, Utah 84117
           ------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number including area code:          (801) 273-9300
                                                            ---------------

             712 Fifth Avenue, 19th Floor; New York, NY  10019
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X       No
                                -----       -----

and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X       No
                                -----       -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  X    No
   -----    ----

                                   90,679
                          ------------------------
            (Number of shares of common stock the registrant had
                    outstanding as of October 23, 2006)
                                      -----------------


                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,2006 and the results of its operations and changes in its financial position from December 31, 2005 through September 30, 2006 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




























                              Inncardio, Inc.
                       (A Development Stage Company)
                          Condensed Balance Sheets

                                               September 30,   December 31,
                                                    2006           2005
                                               -------------  -------------
                                                 (Unaudited)
                                   ASSETS
                                  -------
CURRENT ASSETS
  Cash                                         $      1,589   $          -
                                               -------------  -------------
     TOTAL CURRENT ASSETS                             1,589              -
                                               -------------  -------------
     TOTAL ASSETS                              $      1,589   $          -
                                               =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
  Accounts Payable                                   30,985         68,922
  Accounts payable -  related party                       -         90,000
  Accrued Interest Payable                           73,896         65,534
  Notes payable - related party                    198,704       2,852,984
  Notes Payable                                     127,002              -
                                               -------------  -------------
     TOTAL CURRENT LIABILITIES                      430,587      3,077,440
                                               -------------  -------------
COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, par value $.001, 50,000,000
   shares authorized, 90,679 and  18,010,000
   shares issued and outstanding, at
   September 30, 2006 and December 31, 2005              91         18,010
  Additional paid-in-capital                        109,831        (18,010)
  Deficit accumulated in the development stage     (538,919)    (3,077,440)
                                               -------------  -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (428,998)    (3,077,440)
                                               -------------  -------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                      $      1,589   $         -
                                               =============  =============

 The accompanying notes are an integral part of these financial statements.
                                     3

                              Inncardio, Inc.
                       (A Development Stage Company)
                     Condensed Statements of Operations
                                (Unaudited)

                                                                           For the
                                                                         Period from
                          For the                    For the              Inception
                     Three Months Ended          Nine Months Ended         October 5,
                        September 30,              September 30,         1998 through
                  -------------------------- --------------------------    September
                      2006         2005          2006          2005        30, 2006
                  ------------ ------------  ------------  ------------  ------------
REVENUE           $         -  $         -   $         -   $         -   $    19,284
                  ------------ ------------  ------------  ------------  ------------
OPERATING COSTS
AND EXPENSES
 Research and
  development              -   $ 1,065,899            -    $ 3,233,315   $    16,715
 Depreciation              -            -             -             -         25,487
 General and
  administrative        2,668      311,702         4,668       442,859       474,378
                  ------------ ------------  ------------  ------------  ------------
TOTAL OPERATING
COSTS AND EXPENSES      2,668    1,377,601         4,668     3,676,174      (511,244)
                  ------------ ------------  ------------  ------------  ------------
Net (Loss)
from Operations        (2,668)  (1,377,601)       (4,668)   (3,676,174)     (497,296)

OTHER INCOME
(EXPENSES)
 Forgiveness
  of Debt                   -            -             -             -           200
 License Fee
  Income                    -            -             -             -        74,988
 Disposal of
  Assets (Note 3)           -            -             -             -       (31,237)
 Loss on
  Abandonment
  of Purchase
  Agreement                 -            -             -             -       (10,000)
 Gain (Loss) on
  Sale of
  Equipment                 -            -             -             -            50
 Interest expense      (4,073)           -       (16,378)            -       (75,064)
                  ------------ ------------  ------------  ------------  ------------
Total Other
Income (Expenses)
Before Taxes           (4,073)           -       (16,378)   (3,676,174)      (41,063)
                  ------------ ------------  ------------  ------------  ------------
Net Loss Before
Income Taxes           (6,741)           -       (21,046)            -      (538,359)

Taxes                    (160)           -          (260)            -          (560)
                  ------------ ------------  ------------  ------------  ------------
NET (LOSS)        $    (6,901) $(1,377,601)  $   (21,306)  $(3,676,174)  $  (538,919)
                  ============ ============  ============  ============  ============

      The accompanying notes are an integral part of these financial statements.
                                          4


                                   Inncardio, Inc.
                            (A Development Stage Company)
                          Condensed Statements of Operations
                                     (Unaudited)

                                                                             For the
                                                                          Period from
                           For the                     For the             Inception
                     Three Months Ended           Nine Months Ended        October 5,
                         September 30,              September 30,        1998 through
                  -------------------------- --------------------------    September
                      2006         2005          2006          2005        30, 2006
                  ------------ ------------  ------------  ------------  ------------

Basic earnings
per share: Net
loss per common
share, basic      $      (.00) $    (0.204)  $      (.00)  $    (0.076)
                  ============ ============  ============  ============

Weighted average
number of shares
outstanding: Basic     77,900   18,010,000    13,608,755    18,010,000
                  ============ ============  ============  ============














 The accompanying notes are an integral part of these financial statements.
                                     5

                              Inncardio, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                           For the
                                                                         Period from
                                                       For the             Inception
                                                 Nine Months Ended         October 5,
                                                   September 30,         1998 through
                                          ----------------------------     September
                                               2006           2005           2006
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                  $   (21,306)   $(3,676,174)   $  (538,919)
 Adjustments to reconcile net loss to net
 cash flows used by operating activities:
  Forgiveness of debt                               -               -         17,314
  Loss on disposal of assets                        -               -         31,237
 Depreciation & amortization                        -               -         25,487
 Common stock issued for services                1,000             -          20,467
 (Gain) on sale of equipment                        -              -             (50)
 (Decrease) Increase in accounts payable
  & accrued expenses                             1,615        625,581         54,826
 Increase in interest payable                   16,378              -         62,905
                                          -------------  -------------  -------------
   Net cash flows used by
   operating activities                         (2,313)    (3,050,593)      (326,733)
                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in Drug Compounds                       -        (274,167)            -
 Proceeds from sale of assets                       -              -              10
 Purchase of fixed assets                           -              -         (29,379)
 Sale of fixed assets                               -              -             200
 Payment made for patent                            -              -         (33,376)
 Reimbursement for patent costs                     -              -           6,031
                                          -------------  -------------  -------------
   Net Cash (Used) Provided by
   Investing Activities                             -        (274,167)       (56,514)
                                          -------------  -------------  -------------

 The accompanying notes are an integral part of these financial statements.
                                     6



                              Inncardio, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                            For the
                                                                          Period from
                                                       For the             Inception
                                                 Nine Months Ended        October 5,
                                                   September 30,         1998 through
                                          ----------------------------     September
                                               2006           2005         30, 2006
                                          -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from stock sales                $      3,500   $         -    $     28,950
 Amounts due to related parties                     -          60,000             -
 Proceeds from notes payable                       402      3,264,760        355,886
                                          -------------  -------------  -------------
   Net Cash (Used) Provided
   From Financing Activities                     3,902      3,324,760        384,836

NET INCREASE (DECREASE) IN CASH                  1,589             -           1,589

CASH AT THE BEGINNING OF THE PERIOD                  0             -              -
                                          -------------  -------------  -------------
CASH AT THE END OF THE PERIOD             $      1,589   $         -    $     1,589
                                          =============  =============  =============
Supplemental Disclosure
-----------------------
 Income Taxes                             $          -   $          -   $        200

Non Cash Disclosure
-------------------
 Stock issued for services                       1,000              -         20,467
 Stock issued for debt (Note 3)               (296,304)             -         30,180
 Debt assumed by former officer
  of company                                        -              -          17,324
 Forgiveness of debt by vendor                      -              -             200







 The accompanying notes are an integral part of these financial statements.
                                     7

                              Inncardio, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
    From October 5, 1998 (Date of Inception) through September 30, 2006
                                (Unaudited)

                                                                          Accumulated
                                                                            Deficit
                                        Common Stock        Capital in     During the
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

Net Loss for the Year
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

Net Loss for the Year
  Ended December 31, 2001               -             -             -        (97,437)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2001           1,414             1           689      (285,134)

Rounding Due to Reverse Split           -             -             -             -

Net Loss for the Year
  Ended December 31, 2002               -             -             -        (81,574)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2002           1,414             1           689      (366,708)

Shares issued for Services
  at $10 Per Share                     145             1         1,449            -

Net Loss for the Year
  Ended December 31, 2003               -             -             -        (75,755)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2003           1,559             2         2,138      (442,463)

 The accompanying notes are an integral part of these financial statements.
                                     9



                              Inncardio, Inc.
                       (A Development Stage Company)
                     Statements of Stockholders' Equity
    From October 5, 1998 (Date of Inception) through September 30, 2006
                                (Unaudited)

                                                                          Accumulated
                                                                            Deficit
                                        Common Stock        Capital in     During the
                               --------------------------    Excess of    Development
                                  Shares         Amount      Par Value       Stage
                               ------------  ------------  ------------  ------------

Shares issued for Services
  at $.10 Per Share                100,000           100         9,900            -

Conversion of Debt to
  Common Shares at $24               5,000             5       119,995            -

Conversion of Debt to Common
  Shares at $24                      5,000             5       119,995            -

Assumption of Debt by
  Former Officer of the Company         -             -         17,324            -

Net Loss for the Year
  Ended December 31, 2004               -             -             -        (54,567)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2004         111,559           112       269,352      (497,030)

Conversion of Debt to Common
  Shares at $24                      3,441             3        82,581            -

Shares Issued for Acquisition
  @ $.10 per share                 135,000           135       (13,365)           -

Shares Issued for Acquisition
  Costs @ $.10 per share            30,000            30         2,970            -

Shares Canceled for Acquisition
  @ $.10 per share                 (99,900)         (100)        9,890            -

Net Loss for the Year
 Ended December 31, 2005                -             -             -        (20,583)
                               ------------  ------------  ------------  ------------
Balance, December 31, 2005         180,100           180       351,428      (517,613)

Shares Cancel for Rescission
  of Acquisition @ $.10           (135,000)         (135)       13,365            -

Shares Issued for Cash @ $.10       35,000            35         3,465            -

Shares Issued for Services
  @ $.10                            10,000            10           990            -

Cancel shares issued for debt
  conversion @ $24 per share       (12,200)          (12)     (292,788)           -

Fractional shares issued due
  to rounding of 100:1 reverse
  stock split                       12,779             3        33,371            -

Net Loss for the Nine Months
  Ended September 30, 2006              -             -             -        (21,306)
                               ------------  ------------  ------------  ------------
Balance, September 30, 2006         90,679   $        91   $   109,831   $  (538,919)
                               ============  ============  ============  ============

 The accompanying notes are an integral part of these financial statements.
                                     9

                              Inncardio, Inc.
                       (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Financial Statements
                             September 30,2006

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements included in its registration statement on Form 10KSB for the year ended December 31, 2005. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the entire year.

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


                              Inncardio, Inc.
                       (A DEVELOPMENT STAGE COMPANY)
                Notes to the Unaudited Financial Statements
                             September 30,2006

NOTE 4 - COMMON STOCK

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

In July 2006, a reverse split of the Company's common stock was effective on a 100:1 basis. There has been a total of 9,783 shares issued for the round up due to the reverse. As a result of these issuance and the reverse split, the outstanding common stock decreased from 18,010,000 at the beginning of the period covered by this report to 90,679 post-split common shares as of the end of the period covered by this report.

NOTE 5 - COMPARISON FIGURES

Comparative numbers for the year 2005 includes the financial information from Inncardio, Inc., a Delaware corporation, which acquisition was subsequently rescinded in June 2006.





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

      Total accumulated deficit for the period ending September 30, 2006 was ($538,919), as compared to $(4,029,043) at September 30, 2005. The comparatively large difference is due to the comparison figures for June 2005 include the amounts for Inncardio, Inc.; a Delaware corporation which is no longer a subsidiary of the Company. The current liabilities of the Company at September 30, 2006 were $430,587, which primarily consist of notes and accrued interest. The Company's financial position has not changed significantly from prior quarters with liabilities continuing to increase as the Company has no revenue to offset against ongoing expenses. The Company has minimal assets and is currently in the process of looking
for business opportunities to merge with or acquire.   During the next
twelve months, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable.

     On June 15, 2006, 1,220,000 shares of common stock that were issued pursuant to a conversion of debt prior to the acquisition have been cancelled and the debt, totaling $296,304, has been reinstated on the books and records of the Company.


RESULTS OF OPERATIONS

     For the nine months ended September 30, 2006 and 2005, the Company incurred $2,668 and $311,702, respectively, in general and administrative expenses. Interest expenses for the nine months ended September 30, 2006 and 2005, were $4,073 and $0, respectively. The increase in interest is due to the debt conversion being reinstated onto the books and records of the
Company.   The net loss for the nine months ended September 30, 2006 and
2005, was $6,901 and $1,377,601,  respectively.

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


ITEM 3 - CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified int eh rules and forms of the Securities and Exchange Commission. The Company's management including its principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14) in connection with the Annual Report on Form 10-KSB as of December 31, 2005, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective as of September 30, 2006 for the purposes set forth in the definition in Exchange Act rules.

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

                             OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .None

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

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . .None

Item 4.   Submission of Matters to a Vote of Security Holders

          In July 2006, shareholders holding a majority of the Company's common stock consented to a recapitalization of common stock and a change in the name of the Company to be determined at a later date.

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



Item 6.   Exhibits and Reports on Form 8-K.

          1). The following exhibits are filed with this report:

          31.1 Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Written statement of Chief Executive Officer and Chief Financial Officer with respect to the compliance with Section 13
          (a) and 15(d) of the Securities Exchange Act of 1934 and pursuant to the 19 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: October 16, 2006            Inncardio, Inc.


                                   By: /s/ Eric Thatcher
                                   --------------------------------------
                                   Eric Thatcher
                                   Chief Executive Officer and Principal
                                   Accounting Officer

























