Form 10KSB
period 2006-12-31
LONG-E INTERNATIONAL, INC.
filed 2007-10-15
CIK 1082562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-28727

LONG-E INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0624752
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China
(Address of principal executive offices) (Zip Code)

(86) 755 3396 5188
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S−B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10−KSB or any amendment to this Form 10−KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Issuer revenues for its most recent fiscal year: $23,697,159

As of September 14, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was $6,734,508 based on the average bid and ask prices per share of the Company’s common stock on the Electronic Quotation Services (the “Pink Sheets”) as of that date. For purposes of this calculation only, all directors, officers, and each holder of a 10% or greater beneficial interest in the Company have been deemed affiliates.

Number of shares outstanding of each of the issuer’s classes of common stock at September 14, 2007:

Common Stock: 31,259,714

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this report includes some statements that are not purely historical and that are “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including our financial condition, results of operations, and the expected impact of the Share Exchange (as defined below) on our financial performance and growth prospects. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this report are based on current expectations and beliefs concerning future developments and the potential effects on the parties and the transaction. There can be no assurance that future developments actually affecting us will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•	Our ability to continue to develop and market new or updated products;

•	Our ability to establish and maintain a strong brand;

•	Continued maintenance of certificates, permits and licenses required to conduct business in The People’s Republic of China, also referred to as the PRC or China;

•	Our ability to obtain all necessary government certifications and/or licenses to conduct our business in new international markets;

•	Protection of our intellectual property rights in China and in other international markets;

•	Changes in the laws of the PRC that affect our operations;

•	Public perceptions of the quality and reliability of products made in China ;

•	Any recurrence of severe acute respiratory syndrome, or SARS, or the outbreak of other potentially severe communicable diseases among our workforce;

•	Development of a public trading market for our securities;

•	The cost of complying with current and future governmental regulations, in the United States or China, and the impact of any changes in the regulations on our operations; and

•
Other risks and uncertainties referenced throughout this report, including, without limitation, under the sections entitled “Description of Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

These risks and uncertainties, along with others, are also described below under the heading “Risk Factors,” set forth under “Item 1. Description of Business.” Should one or more of these risks or uncertainties materialize, or should our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” as used throughout this report refer to Long-e International, Inc., or “Long-e,” a Utah corporation as renamed in December 2006, and its wholly-owned subsidiaries, Long-e International Group Co., Ltd., or “LIG,” and Agilon Science and Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007), or “Agilon.”

Overview

We operate through our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), a company formed under the law of the British Virgin Islands (“BVI”), and our wholly-owned subsidiary, Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“Agilon”), a company formed under the laws of the People’s Republic of China (“PRC” or “China”). Through Agilon, we are engaged in the research, development, manufacture, marketing and servicing of automotive electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

History

On November 30, 2006, Inncardio, Inc. (renamed Long-e International, Inc. on December 21, 2006, and referred to herein as “Inncardio”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG. On December 29, 2006, the parties entered into Amendment No. 1 to the Exchange Agreement. Pursuant to the Exchange Agreement, as amended, Inncardio would issue 20,606,200 shares of its common stock to LIG’s shareholders and/or their designees in exchange for 100% of the equity interest of LIG (the “Share Exchange”). The Share Exchange closed effective as of December 29, 2006, along with related conversions of certain outstanding debts of Inncardio and LIG. Upon the closing of the Share Exchange, Inncardio became the parent company of LIG and Agilon and changed its name to Long-e International, Inc.

Market Focus

The automotive components industry, including the auto electronics product segment, provides components, systems, subsystems and modules to automotive manufacturers for the manufacture of new vehicles, as well as to the aftermarket for use as replacement or enhancement parts for current production and older vehicles. Management believes the following trends have been reshaping this industry over the past several years:

•
Increased Reliance on Independent and Foreign Components Suppliers: Historically, large vehicle manufacturers operated internal divisions to provide a wide range of component parts for their vehicles or sourced parts and components from domestic companies. However, to serve multiple markets more efficiently, automotive manufacturers are assembling vehicle platforms globally, which typically are designed in one location but produced and sold in many different geographic markets around the world. Broader global markets for vehicle sales and the desire of automotive manufacturers to adapt their products to satisfy regional and cultural variations have driven suppliers to establish capabilities within major geographic markets. With this globalization, such manufacturers are increasingly interested in buying components and systems from suppliers that can serve multiple markets, address local consumer preferences, control design costs and minimize import tariffs in local markets.

•
Increased Emphasis on Electronics Integration and Technological Content: Electronics integration generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle. These in turn replace bulky mechanical components and add new electrical functions and features to the vehicle, allowing vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help automotive manufacturers improve fuel economy through weight reduction, reduce emissions through improved air and engine control systems and improve safety by allowing drivers to more precisely monitor car conditions. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety through crash avoidance and occupant protection systems.

•
Increased Emphasis on Systems and Modules Sourcing: To simplify the vehicle design and assembly processes and reduce costs, automotive manufacturers are increasingly looking to their components suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. To offer sophisticated systems and modules rather than individual components, components suppliers are being contracted to further integrate the design, engineering, research and development, and assembly functions traditionally performed by automotive manufacturers. In addition, suppliers are increasingly expected to fully manufacture and ship components to the general location of an automotive manufacturers’ assembly line and then provide local assembly of systems and modules.

•
Demand for Safety-Related and Environmentally-Friendly Products: Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Automotive manufacturers and many governmental regulators are requiring more safety-related and environmentally-friendly automotive components. For example, the U.S. government encouraged auto electronics manufacturers to expedite their development of tire pressure monitoring systems, or TPMS, highlighted by the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act, requiring monitoring systems for tire pressure to be installed in all vehicles built on or after September 1, 2007 for sale in the United States. Subsequently, similar legislation has been passed by a number of European governments as well, similarly boosting the demand for TPMSs. TPMSs are now considered are “vested” security products, such as safety belts and supplemental restraint airbag systems, to be provided in all new cars in most global markets. Also, there is a growing consumer demand for technology based safety products utilizing sophisticated electronics and technologies that provide heightened driver and passenger safety. An example of this are reverse sensor systems which assist drivers when parking by reflecting obstacles through sound and/or visual displays, thereby helping drivers overcome difficult sight angles and blind spots to enhance parking safety.

Products and Services

Anti-Theft Products

Our line of high-end anti-theft products offers a number of technological and operational features to meet consumer demands:

•
Controller-area network, or CAN, bus communication systems: These anti-theft products are offered to automotive manufacturers for in-vehicle factory installation. These products can be customized to the manufacturer’s specifications, and utilize a communications platform considered standard in commercial vehicles, allowing for multiplexing, receiving and transmitting of signals from various sources. Our CAN bus communication system integrates the anti-theft device with the vehicle’s other electronic products, allowing certain models to also remotely start an owner’s vehicle, turn on the air conditioning and remotely control the windows, centralized door locks, trunk release, and certain other auxiliary functions.

•
Amplitude shift-key, or ASK, one-way systems: These anti-theft products are offered to automotive manufacturers and aftermarket customers. They are basic, one-way transmission systems, which sound a siren and flash the vehicle’s lights to attract attention and frighten away potential thieves when triggered. As of December 31, 2006, we produced 25 models of one-way car alarm remote controls for use with this system and can adapt the form of code encryption technology to suit customers’ requirements. These one-way systems offer a lower price point than two-way systems.

•
Frequency-shift key, or FSK, two-way interactive visual communication systems: These anti-theft products are primarily offered to international and domestic original equipment manufacturers, or OEMs. These products use digital wireless communication and LCD technology to allow the vehicle owner to monitor the vehicle’s status in real-time on an LCD screen on the remote control. The main alarm unit and remote control respond to any triggered alarm at the same time, with the remote control prompting the car owner with sound and flashing icons reflecting the vehicle’s condition.  Originally launched in 2001, our two-way FSK transmission system allows for low rates of interference from other devices and communication over long distances.

•
Amplitude shift-key, or ASK, two-way system with radio frequency identification, or RFID, transponder immobilizer chip: These anti-theft products are primarily offered to international and domestic OEMs. These products combine the theft-deterrence function of a car alarm with a theft-prevention function, utilizing wireless communication, digital encryption, passive micro-dissipation and ASIC integrated circuit design technology. This vehicle security system is comprised of a radio frequency transponder sensor or user card and a radio frequency sense coil. The user card is integrated with the remote control for the vehicle alarm and the car key, while the sense coil is located near the vehicle’s ignition. When the user card within the key is near the sense coil, such as when the key with the integrated transponder is inserted in the ignition, the encoded transmission between the components allows the car’s immobilizer system to be disarmed and the fuel, ignition or other engine circuits controlled to start. If the transmission does not occur, the immobilizer system will not allow the vehicle to start, even if a physically correct key is inserted in the ignition.

Tire Pressure Monitoring System (TPMS)

Tire failure, caused by low tire pressure from air leakage or insufficient tire inflation, at high speeds is a frequent cause of traffic accidents, yet difficult to detect or prevent. Early prevention of such accidents has become an important issue for improving driving safety. According to industry reports, the keys to prevent tire failure at high speeds are maintenance of standard tire pressure and early detection of air leakage in the tires. Tire pressure monitoring systems, or TPMSs, provide the driver real-time feedback on tire pressure and temperature, usually via a dashboard display, during the vehicle’s operation. These systems generally provide an alarm warning indicating significant air leakage or a flat tire, low pressure and/or overheating, alerting the driver to tire problems.

Our TPMS products utilize light alloys for enclosure of the transmission module, successfully increasing shock resistance while ensuring stable transmission reception. Our TPMSs are engineered and designed for universal application, and our sensor/transmitter package can be installed on virtually any tire and wheel combination. A receiver unit obtains real time information regarding tire pressure and temperature changes via wireless radio frequency technology transmitted through the tire to a remote receiver to provide appropriate alarm indications. An optional display module can mount in the vehicle with optional graphical readout of the feedback received. Once installed, the TPMS’s sensor and transmitters do not require ongoing maintenance.

We specially designed a TPMS for installation in certain Nissan vehicles, to be manufactured in China, which we have recently completed Nissan has completed product testing and we are waiting for Nissan to place orders for this TPMS product.

Digital Reverse Sensor Systems

Our active fully-digital parking reverse sensor systems assist drivers when backing up and parking in reverse. The sensor has an internal digital processing unit that accurately calculates the distance of obstacles within 5 meters by employing an intelligent algorithm, with accuracy as precise as 0.01 m. The system includes a voice warning and a choice of LED, LCD, and VFD displays which show the distance between the vehicle and obstacles.

Products Under Development

Currently, we are developing the second generation of TPMS products, focusing on solving the problem of short battery life and seeking to ensure long-term effective use of the system by supplying power to the system’s transmission module for tire testing through use of the voltage created by material in motion. In addition, we are working on the development of TPMSs suitable for commercial vehicles, including motor coaches, minibuses and other kinds of wagons.

We are also developing a fully-digital active parking reverse sensor system based on the CAN bus communication technology that makes use of ultrasonic waves to accurately detect the distance of obstacles from the rear of the auto and then sends the data through digital communication to the display terminal via the CAN bus, with a detectable distance of 5 meters, with detecting accuracy as high as 0.01m. The detection provided by this system is stable and reliable with excellent anti-disturbance capability excellent due to the digital transmission. In addition to these improvements to existing products, we are developing a next generation digital fuel-gauge, which integrates the functions of testing, displaying, alarming, analyzing, digital storage and output of auto fuel, intended to replace the current pointer-type meter.

Services

In China, we have built a cross-country service network of dealers to provide timely and dependable services to our customers, in support of our product sales. These dealers provide installation and test services for our aftermarket customers, and also provide maintenance support for all of our products. Services fees paid to this dealer network are set by related regulations issued by the Industry and Business Administration Bureau of China. We do not charge our customers any separate fees for provision of such support services.

Production

We have sought to establish a complete and stable supply chain, putting together a group of raw material, component and subassembly suppliers from whom we buy such items on a regular, purchase order basis. We use third-party manufacturers to build certain components and subassemblies included in our automotive electronics systems, which are subject to our stringent quality specifications and inspections. We procure such components from qualified suppliers, both globally and locally, and use multi-sourcing strategies when technically and economically feasible to mitigate supply risk. These subassemblies and components are delivered to our Shenzhen facility where they go through final assembly and testing alongside components built by us directly, prior to shipment to customers. For production of our automotive security and safety systems, we subcontract the manufacture of certain of our components to local manufacturers, and then performs component testing, final assembly, performance testing, and packaging of our products itself to control quality and manufacturing efficiency.

Raw Materials and Suppliers

We purchase various raw materials for use in manufacturing our products, most of which are available from numerous sources. At present, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products through fiscal year 2007. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but can not provide any assurance that we will be able to do so successfully.

Quality Control

Our manufacturing production facilities are designed and maintained with a view towards conforming with good practice standards. To comply with the strict requirements of our customer base, we have implemented a quality assurance plan setting forth our quality assurance procedures. Our quality control department is responsible for maintaining quality standards throughout the production process. Quality control executes the following functions:

•	setting internal controls and regulations for semi-finished and finished products;

•	implementing sampling systems and sample files;

•	maintaining quality of equipment and instruments;

•	auditing production records to ensure delivery of quality products;

•	articulating the responsibilities of quality control staff; and

•	on-site evaluation of supplier quality control systems.

Agilon has received the following certifications in recognition of our quality assurance program:

•	ISO 9001 - International Quality System Certification (our original certificate expired in December 2006, but we are in the process of applying for renewal);

•	CCC - China Compulsory Certification;

•	FCC Certification - Federal Communications Commission of the United States;

•	CE Certification - The European Community; and

•	E-13 Certification.

Customers and Markets

Automotive Manufacturers

We are an OEM supplier for Chinese automakers Dongfeng Citroen Automobile, Ltd., Fengshen Automobile, Ltd., Dengfeng Nissan, Dengfeng Liuqi, Dongfeng LiuZhou Automobile Co., Ltd., Hafei Automobile, Changfeng Automobile, Chery Automobile and Dongfong Peugeot. These manufacturers primarily purchase our anti-theft products for factory installation.

Aftermarket

We also sell our products to the Chinese aftermarket as replacement systems or as enhancement products for current production and older vehicles. In 2005, we had aftermarket sales of approximately $12.8 million, representing 95.0% of our total sales and consisting of $11.6 million in sales of our two-way interactive car alarm systems and $1.2 million in sales of our other products. For the year ended December 31, 2006, we had aftermarket sales of $22 million, representing 95% of our total sales for the period and consisting of $16.53million in sales of our two-way interactive car alarm systems and approximately $3.19 million in sales of normal electronic car alarm systems, and $3.99 million in sales of our other products (including parking reverse systems and TPMS, etc.). During the 2006 fiscal year, we sold approximately 19.7% of these products to the independent aftermarket and 15.5% to aftermarket sales organizations associated with our automotive manufacturer customers.  Suifenhe Fengda Car Accessory Company is our largest customer, accounting for $2.5 million, or 18%, of our 2005 product sales, including car alarm systems and reverse sensor systems, and $3.42 million, or 17.5%, of our 2006 product sales, including car alarm systems and reverse sensor systems. No other customer accounted for more than 10% of our 2005 or 2006 sales.

Regional Markets

Our Chinese aftermarket and OEM/ODM customers generated nearly half of our sales revenue for the 2005 fiscal year, a percentage decrease from prior years reflecting our increasing volume of sales to distributors for export. Our revenues from product sales designated for export represented approximately 21.9% of our 2005 sales revenue. ODMs are those OEM clients for whom we specifically design and produce products in compliance with the client’s stated requirements. For the year ended December 31, 2006, our revenues from product sales designated for export represented approximately 10.1% of our sales revenue, reflecting an increase in domestic demand and a decrease in international market demand from 2005.

Research and Development

Components suppliers are under pressure from automotive manufacturers to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development in support of our automotive electronics technologies, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes. We believe that continued research and development activities are critical to maintaining our pipeline of technologically-advanced products and growing the range of products available to serve a broader array of OEM and aftermarket customers. We expended approximately $579,000, $555,000 and $350,000 on research and development activities (including product engineering) for the years ended December 31, 2006, 2005, and 2004, respectively, of which, a total of $133,700, $102,400, and $10,000 respectively of salaries were incurred for research and development purposes, representing reinvestment of approximately 2.4%, 4.1%, and 3.7%, respectively, of our annual revenues for the periods to such efforts.

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions and acquisition of targeted technical solutions. We actively track research developmental trends in automotive electronic products and government regulations regarding vehicle safety and environmental standards, and continually seeks to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain highly qualified Chinese and foreign technical personnel, by maintaining positive working conditions, providing competitive benefits and a relaxed corporate culture. We promote our internal philosophy of mutual growth to our technical staff and awards various incentives for positive research and development results. As of December 31, 2006, we employed 28 engineers and 8 additional research and development personnel.

 The positive results of our past research and development efforts have included:

•
Serving as an organizer of a technical taskforce conducting systematic research into the transmission reliability, power-saving benefits and shock resistance of TPMS products, resulting in us pioneering a proprietary use of light alloy enclosure for the transmission module of our TPMS systems, successfully increasing shock resistance while ensuring stable transmission reception.

•
The design of our transponder RFID immobilizer chip being credited as the high-tech project of Shenzhen in 2003, then being further developed as a sponsored project of the Electronics Development Foundation, the Ministry of Information Industry of China in 2005, after which the chip was awarded the runner-up prize for Science and Technology Advancement in 2005 by the Bao’an District government, Shenzhen, China.

•
The National Development & Reform Commission and the Ministry of Treasury in 2005 sponsoring the production and technology modification project for our transponder RFID immobilizer chip and related alarm system.

•
Development of an FSK interactive visual car alarm system allowing for ultra-distant communication due to our use of proprietary FSK narrowband communication technology, which was credited as a high-tech project in Shenzhen in 2001 and which was awarded the runner-up prize for Science and Technology Advancement in 2005 by the Bao’an District government, Shenzhen, China.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property.

Patents and Proprietary Technology Rights

Although our intellectual property plays an important role in maintaining our competitive position, no single patent, proprietary tool or technology, trade secret or license, is, in the opinion of management, of such value to us that our business would be materially affected by the expiration or termination thereof. We have adopted a policy of seeking to obtain, where practical, the exclusive rights to use technology related to our products through patents or licenses for proprietary technologies or processes. We have generally applied for patents on an ongoing basis in China on our patentable developments which we considered to have business significance; as we expand the international markets in which we sells our products, we will evaluate whether such patent application should be made alternately or concurrently in other jurisdictions.

As of December 31, 2006, we hold several patents in China for our current technologies and products:

•	Chinese Patent 200530059819.7, a design patent, addresses the remote control technology in our FSK interactive visual car alarm system. It was issued on March 1, 2006 and expires May 19, 2015.

•
Chinese Patent 00260027.7, a utility model patent, addresses the two-way wireless communication technology in our FSK interactive visual car alarm system. It was issued on February 27, 2002 and expires December 15, 2010.

•	Chinese Patent 00343852.X, a design patent, addresses the remote control technology in our FSK interactive visual car alarm system. It was issued on November 26, 2001 and expires November 29, 2010.

•
Chinese Patent 00343851.1, a design patent, addresses the technology used in the remote control and antenna in our FSK interactive visual car alarm system. It was issued on September 5, 2001 and expires November 29, 2010.

The utility model patent for the two-way wireless communication technology in the FSK interactive visual car alarm system was originally issued to Bu Shengfu, our President and Chief Executive Officer and to Yin Zhongjun, our Chief Engineer. Messrs. Bu and Yin licensed use of this particular patent to Agilon through our expiration on December 15, 2010, in exchange for equity interests in Agilon in conjunction with our organization. All of the other patents listed are issued in Agilon’s name.

To date, we have not applied for any patents or similar protections of our proprietary technology outside of the PRC.

Trademarks and Trade Names

We also view our name and mark, as well as the name and mark of “Long-e International” and “Agilon,” as significant to our business as a whole. In addition, we hold rights in a number of other trade names and marks applicable to certain of our products that we view as important to the success of such products. As of December 31, 2006, Agilon owned five registered trademarks in China, currently in use on our products, including AGILON, KING OF INTERACTION, and BECARSO, each valid through at least October 6, 2012. In addition, Agilon’s application for trademark protection in China for “Long-e Auto Electronics Products” was accepted as of December 29, 2005 and remains pending. To date, we have not registered any trademarks or sought other protections of our trade names outside of the PRC.

Competition

We conduct our business in a complex and highly competitive industry. The global automotive parts industry principally involves the supply of systems, modules and components to automotive manufacturers for the manufacture of new vehicles. Additionally, suppliers provide components to other suppliers for use in their product offerings and to the aftermarket for use as replacement or enhancement parts for older vehicles. Although the overall number of competitors in the global automotive components industry has been decreasing due to ongoing industry consolidation, the automotive electronics parts industry remains extremely competitive, especially in China due to the governmental support received by many new technology companies and the growth of the automotive electronics market locally. Thus, the automotive components and systems business in our primary market remains highly competitive.

Automotive manufacturers rigorously evaluate component suppliers on the basis of product quality, price competitiveness, reliability and timeliness of delivery, product design capability, technical expertise and development capability, new product innovation, leanness of facilities, operational flexibility, customer service and overall management. In addition, automotive manufacturer customers generally will require that we demonstrate improved efficiencies, through cost reductions and/or price decreases, on a year-over-year basis. In addition to competition from other components manufacturers and suppliers of similar products, we may experience competition directly from automotive manufacturers, most of which have the capability to manufacture competing products internally. Although our cost structure and operating efficiency benefits from combining design and manufacturing functions within one company, many of our existing and potential competitors have considerably greater financial and other resources than we currently do, including, but not limited to, a more established or broader geographic customer base, and greater marketing and sales resources.

We believe that our products will continue to be able to compete effectively in the automotive electronic products market on the basis of performance, quality, and price. Global competitors producing electronic security vehicle alarms and parking sensor systems include Delphi Corporation, Autoliv Inc., Robert Bosch GmbH, Denso Inc., Siemens VDO Automotive AG, TRW Automotive, Visteon Corporation, and Yazaki Corporation; however, there are numerous smaller competitors focusing on single or small markets for such products, including Steelmate Co., Ltd. which operates in China and produces both anti-theft and parking assistance devices. Global competitors with respect to TPMSs include Schrader Bridgeport, BorgWarner, Pacific Industrial Co. Ltd., TRW Automotive, Siemens VDO Automotive AG, SmarTire USA and SmarTire Europe. We are not aware of any other Chinese company that currently produces TPMSs. It is always possible that competitors will seek to expand or modify their current products to provide similar functionality as one or more of our products.

Government Regulation

Approvals of Radio Frequency-Reliant Products

Our TPMSs are subject to regulation by the government agencies responsible for radio frequencies in each country in which our TPMSs will be sold. Currently such systems are only offered for sale and sold to OEMs and distributors located in the PRC, but we intend to eventually offer our TPMSs in other countries, including the United States and the countries of the European Union. For example, in the United States, approval must be received from the Federal Communications Commission for each product. Also, as a practical matter, certain nongovernmental approvals may be necessary for market acceptance of our products in certain countries, including our TPMSs. For example, the approval of TUV (an independent testing company) is considered necessary to market TPMSs in Germany. We believe that we have all of the necessary governmental approvals for our current TPMSs in China and intend to obtain any other approvals necessary for any new market(s) in which we offer TPMSs for sale. To date, we are not aware of any such regulation applicable to RFID-related car alarm systems, however it is always possible that governments may seek to expand or modify their current regulations to provide additional consumer protections, requiring us to obtain further regulatory approvals for our products.

TREAD Act

In November 2000, the United States government enacted the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act. This new legislation was implemented to address perceived safety concerns resulting from poor tire maintenance, tread separation and tire blowouts. The TREAD Act, among other things, requires that the United States National Highway Transportation Safety Administration, develop rules and regulations that require all new passenger cars, light trucks and multipurpose passenger vans to have TPMSs capable of warning drivers if a tire is significantly under-inflated installed as standard equipment. Phase-in compliance with the final rule started on October 5, 2005, and all light vehicles built on or after September 1, 2007 for sale in the United States must comply with requirements of the TREAD Act. Specifically, the installed TPMS must warn the driver when the pressure in one or more of the vehicle’s tires is 25% or more below the vehicle manufacturer’s recommended cold inflation pressure, or a minimum level of pressure specified in the standard, whichever pressure is higher. Under the new standard, if any tire drops below the standard’s activation threshold, the TPMS is required to provide the low tire pressure warning by illuminating a yellow light within 20 minutes of additional travel within a speed range of 50-100 km/hr. This telltale light must remain illuminated, and re-illuminate upon subsequent vehicle start-ups, until the under-inflation condition has been corrected. In addition, the TREAD Act sets forth other specific functionalities and testing protocols required for approved TPMSs in the United States, with which our TPMS would need to comply in order to enable us to sell our products to automotive manufacturers producing vehicles for the United States market or into the United States automotive aftermarket.

In the wake of the TREAD Act in the United States, a number of other jurisdictions, including the European Union, are contemplating or have adopted similar requirements for the installation of TPMSs in new vehicles. Similarly, our TPMS would need to comply with any requirements set forth in such legislation in order to enable us to sell our products to automotive manufacturers producing vehicles for these international markets or into the relevant automotive aftermarkets.

Environmental Permit

On January 9, 2007, we received a renewal permit from the Shenzhen Environmental Protection Bureau of Bao’an district, Shenzhen Municipality acknowledging the location and intended use of our leased manufacturing facility. This permit sets forth approved production levels and requires us to provide additional information to the Shenzhen Environmental Protection Bureau in the event of increased capacity. The permit also explicitly prohibits certain types of activities, including degreasing, pickling, lacquering, plastic-coating, electroplating, electrical oxidation, print circuit board, dyeing, sandstone cleaning, none of which is part of the production process for our products. The permit further governs the type and treatment of waste products created by the facility and the allowable noise levels generated at the facility based on the time of day. The facility is subject to inspection by the Shenzhen Environmental Protection Bureau, and we may be subject to pollution discharge fees if we discharge pollutants in violation of the permit. If we are found in violation of the applicable regulations, we may be subject to fines and penalties.

Legal Proceedings

As of December 31, 2006, we were not subject to any material legal proceedings.

Employees

As of December 31, 2006, we had 229 full-time employees, including 18 managers, 36 research and development staff, 30 sales representatives and 125 members of the production team. Over 97.1% of our employees have some form of post-secondary education or training.

Facilities

Agilon leases approximately 3000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. In addition, Agilon leases 600 square meters of office space at C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China.

Corporate Websites and Access To Information

Information about us can be found at www.long-e.com.cn. None of the information on or hyperlinked from these websites is incorporated by reference into this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge from the Securities and Exchange Commission at www.sec.gov .

 RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this registration statement before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. Refer also to “Cautionary Note Regarding Forward-Looking Statements,” above. With respect to this discussion, the terms, “we,” “us,” or “our” refer to Long-e International, Inc., our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), and our wholly-owned subsidiary Agilon Science and Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“Agilon”).

RISKS RELATED TO OUR OPERATIONS

The cyclical nature of automotive sales and production could adversely affect our business and results of operations.

Demand for our auto electronic products is related in large part to automotive sales and vehicle production by our automotive manufacturer customers. Automotive sales and production are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, as well as changes in interest rate levels, consumer confidence, fuel prices, labor relations issues, regulatory requirements, trade agreements and other factors. A decrease in consumer demand for specific types of vehicles in which our products have traditionally been included or significant economic decline that results in a reduction in automotive sales and production by our OEM customers could have a significant adverse effect on our business and financial condition.

The automotive industry is subject to intense competition and our current products may be rendered obsolete by future technological developments in the industry.

The automotive component supply industry, including the auto electronic products market, is highly competitive, both within China and internationally. There can be no assurance that our products will be able to compete successfully with the products of our competitors. Competition is based primarily on price, technology, quality, delivery and overall customer service. Many of our competitors are substantially larger in size, have substantially greater financial, marketing and other resources, and have more extensive experience and records of successful operations than we do. While we currently offer TPMSs and all-digital reverse sensor systems, competitors are introducing similar products which provide some of the same attributes and are very price competitive with our products. Additionally, mechanical tire pressure monitors and non-digital reverse sensor systems are readily available from our competitors. Competitive pressures extend to attracting and retaining qualified technical and marketing personnel. There can be no assurance that we will successfully differentiate our products from those of our competitors, that the marketplace will consider our current or proposed products to be superior or even comparable to those of our competitors, or that we can succeed in establishing necessary relationships with automobile manufacturers or the wholesalers and retailers of aftermarket auto electronics products. Furthermore, no assurance can be given that competitive pressures we face will not adversely affect our financial performance. In addition, the rapidly evolving nature of the markets in which we compete may attract new entrants, and as a result, our sales levels and margins could be adversely affected by pricing pressures caused by such new entrants.

Our success is highly dependent on continually developing new and advanced products, technologies, and processes, and failure to do so may cause us to lose our competitiveness in the auto electronics industry and may cause our profits to decline.

To remain competitive in the auto electronics industry, it is important to continually develop new and advanced products, technologies, and processes. There is no assurance that competitors’ new products, technologies, and processes will not render our existing products obsolete or non-competitive. Alternately, changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our products obsolete or less attractive. Our competitiveness in the auto electronic products market therefore relies upon our ability to enhance our current products, introduce new products, and develop and implement new technologies and processes. The research and development of new products and technologies is costly and time consuming, and there are no assurances that our research and development of new products will either be successful or completed within anticipated timeframes, if at all our failure to technologically evolve and/or develop new or enhanced products may cause us to lose our competitiveness in the auto electronics industry and may cause our profits to decline. In addition, in order to effectively compete in the automotive supply industry, we must be able to launch new products to meet our customers’ demand in a timely manner. However, we cannot provide assurance that we will be able to install and certify any equipment needed to produce new products in a timely manner, or that the transitioning of our manufacturing facility and resources to full production under new product programs will not impact production rates or other operational efficiency measures at our manufacturing facility. In addition, new product introductions and applications are risky, and may suffer from a lack of market acceptance, delays in related product development and failure of new products to operate properly. Any failure by us to successfully launch new products, or a failure by our customers accept such products, could adversely affect our results.

The sales cycle for our products is lengthy, which may impede our growth.

The sales cycle in the automotive components industry is lengthy. Automotive manufacturers must develop a high degree of assurance that the products they buy from us will meet customer needs, interface as easily as possible with the other parts of a vehicle and with the manufacturer’s production and assembly process, and have minimal warranty, safety and service problems. As a result, from the time that a manufacturer develops a strong interest in one of our products, it normally will take several years before the automotive manufacturer purchases a significant volume of such product and such product becomes available in a particular manufacturer’s vehicles.

In addition, automobile component products typically proceed through five stages of research and development. We first conduct initial research on the product concept to assess our technical feasibility and economic costs and benefits, which may include development of an internal prototype for evaluation. If the product appears feasible, we then manufacture a functioning prototype to demonstrate and test the product’s features. We then market this prototype and sell it to automotive vehicle manufacturers or other systems manufacturers for further testing and evaluation. If a vehicle manufacturer shows interest in the product, we then typically work to refine the product with that manufacturer, selling the manufacturer second and subsequent generation engineering prototypes for further evaluation. Finally, the automotive manufacturer either decides to purchase the product for a production vehicle or terminates the program.

The time required to progress through these five stages to commercialization varies widely. Generally, the more one of our products must be integrated with other vehicle systems, the longer the process takes. Further, products that are installed by the factory usually require extra time for evaluation because other vehicle systems are affected, and a decision to introduce the product into the vehicle is not easily reversed. These factors directly influence the sales cycle for our integrated car alarm systems, TPMSs and reverse parking sensor systems  to automotive manufacturers.  Because our products rely on new and evolving technology, and because OEM customers will likely require any new product we develop to pass certain feasibility and economic viability tests before committing to purchase it, we expect it to take several years before each newly developed product generates significant enough sales to grow our overall product line and sales revenues. As a result of this lengthy process, we also may not be able to adapt product offerings to meet changing consumer preferences and our customers’ supply requirements on a timely, cost effective basis, which may materially adversely affect our results of operations.

Escalating pricing pressures from our customers may adversely affect our business and results of operations.

Downward pricing pressures by automotive manufacturers have been a characteristic of the automotive industry in recent years. Virtually all automakers have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Automotive manufacturers historically have had significant leverage over their outside suppliers because the automotive component supply industry, including the market in auto electronics products, is fragmented and serves a limited number of automotive manufacturers, and as such, suppliers are subject to substantial continuing pressure from their OEM consumers to reduce the price of their products. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. We have taken steps to minimize our operating costs to offset customer price pressures, however, future price reductions could impact our sales and profit margins. If we are unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, our results of operations and financial condition could be adversely affected.

Our customers typically reserve the right unilaterally to cancel contracts or reduce prices, and the exercise of such rights could reduce or eliminate any financial benefit to us anticipated from such contracts.

Automotive customers, both vehicle manufacturers and aftermarket auto electronics purchasers, typically reserve the right unilaterally to cancel contracts completely or to require price reductions. Although they generally reimburse companies for actual out-of-pocket costs incurred with respect to the particular contract up to the point of cancellation, these reimbursements typically do not cover costs associated with acquiring general purpose assets such as facilities and capital equipment, and may be subject to negotiation and substantial delays in receipt by us. Any unilateral cancellation of, or price reduction with respect to, any contract that we may obtain could reduce or eliminate any financial benefits anticipated from such contract and could have a material adverse effect on our financial condition and results of operations.

Because a significant portion of the accounts receivable are generated by a small number of customers, the failure of one or more of these customers could impair our financial condition.

Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at December 31, 2006 was approximately $1,588,000, representing approximately 17.5% of our total current assets and approximately 45.5% of our working capital, and our three largest accounts receivable totaled approximately $2,346,000, representing approximately 25.9% of our total current assets and approximately 67.2% of our working capital. This concentration of accounts receivable represents a significant credit risk, and the failure of any of these customers to pay their obligations to us in a timely manner could have a material adverse effect upon our financial condition.

Certain disruptions in supply of and changes in the competitive environment for raw materials integral to our products may adversely affect our profitability.

We use a broad range of materials and supplies, including metals, castings, chemicals and other electronic components in our products. A significant disruption in the supply of these materials could decrease production and shipping levels, materially increase our operating costs and materially adversely affect our profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions to or difficulties in the employment of labor or transportation in the markets in which we purchase material, components and supplies for the production of our products, in each case may adversely affect our ability to maintain production of our products and sustain profitability. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our sales, margins and customer relations.

In recent periods there have been significant increases in the global prices of steel, resins, and copper, which have had and may again in the future have an unfavorable impact on our business. These inflationary pressures have placed significant operational and financial burdens on automotive suppliers at all levels, and are expected to continue for the foreseeable future. We anticipate that these inflationary pressures and related price increases will continue to affect our business in the future, either directly or by disrupting the business and financial condition of one or more of our suppliers. Any continued fluctuations in the price or availability of steel, resins or copper may have a material adverse effect on our business, results of operations or financial condition. To address increased costs associated with these market forces, a number of our suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. As cost pressures associated with the resin raw material market related continue, we expect to see increasing costs in resin as well as plastic component supplier value streams, as well as potential delivery delays and less readily available supply inventories. We will continue efforts to pass some of the supply and raw material cost increases onto our customers, although competitive and marketing pressures may limit our ability to do so. This inability to pass on price increases to our customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect our operating margins and cash flow, possibly resulting in lower operating income and profitability.

The failure to manage growth or diversification effectively could have an adverse effect on our business, financial condition, and results of operations.

Any significant growth in the market for our auto electronic products, entry into new markets by us or diversification of our products or services may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2006, we had 229 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth or diversification effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. Each of the named executive officers performs key functions in the operation of our business. Although we have employment agreements with such key personnel, there can be no assurance that we will be able to retain these officers after the term of their employment contracts expire or that such personnel may not receive and/or accept competing offers of employment. The loss of a significant number of these employees could have a material adverse effect upon our business, financial condition, and results of operations.

We are dependent on a technically trained workforce and an inability to retain or effectively recruit such employees could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of technically competent employees to develop and manufacture our auto electronics products and provide service support. Our ability to effectively implement our business strategy will depend upon, among other factors, the successful recruitment and retention of additional highly skilled and experienced engineering and other technical and marketing personnel. There is significant competition for technologically qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our operational needs.

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected.

To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2006, we, via Agilon, had registered 5 trademarks as used on our automotive safety and security systems and had applied for registration of an additional trademark relating to the use of “Long-e Auto Electronics Products.” Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2006, we, via Agilon, held four Chinese patents relating to the technology in our FSK interactive visual car alarm system. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. We currently do not have any patent applications pending in, or any patents from, jurisdictions outside of China and may not seek such foreign patents. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

In addition, our rights to use the licensed proprietary technologies of our licensors depends on the timely and complete payment for such rights pursuant to license agreements between the parties; failure to adhere to the terms of these agreements could result in the loss of such rights and could materially and adversely affect our business.

If our products are alleged to or found to conflict with patents that have been or may be granted to competitors or others, our reputation and business may be adversely affected.

Rapid technological developments in the automotive component industry and the competitive nature of the auto electronic products market make the patent position of any component manufacturer subject to numerous uncertainties related to complex legal and factual issues. Consequently, although we either own or hold licenses to certain patents in the PRC, and are currently processing several additional patent applications in the PRC via our wholly-owned subsidiary, Agilon, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted there under will not provide us adequate protection. As a result, we may be required to participate in interference or infringement proceedings to determine the priority of certain inventions or may be required to commence litigation to protect our rights, which could result in substantial costs. Further, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to our patents.

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business ands results of operations.

We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Our business inherently exposes us to potential warranty and product liability claims, in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). Such claims may arise despite our quality controls, proper testing and instruction for use of our products, either due to a defect during manufacturing or due to the individual’s improper use of the product. In addition, if any of our designed products are or are alleged to be defective, then we may be required to participate in a recall of them. As suppliers become more integrally involved in the vehicle design process, automakers are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. Depending on the terms under which we supply our products to a vehicle manufacturer, the vehicle manufacturer may attempt to hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, in the event a vehicle manufacturer asserts that one of our products did not perform as warranted.

Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. Although we, through Agilon, have obtained products liability insurance, if a warranty or product liability claim is brought against us and/or Agilon, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damages in excess of such coverage, in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.

Our planned expansion into new international markets poses additional risks and could fail, which could cost us valuable resources and affect our results of operations.

We plan to expand sales of products into overseas markets including developing and developed countries, such as Russia and the United States. These markets are untested for our products and we face risks in expanding the business overseas, which include differences in regulatory product testing requirements, intellectual property protection (including patents and trademarks), taxation policy, legal systems and rules, marketing costs, fluctuations in currency exchange rates and changes in political and economic conditions.

Our products are made at our production facility located in Shenzhen, China; however, our insurance may not adequately cover any losses at that facility due to fire, casualty or theft.

We have obtained property insurance aggregating approximately $3.0 million, covering our raw materials, goods and merchandise, furniture and equipment and production facility in Shenzhen, China. However, the proceeds of such insurance may not be sufficient to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects.

Our quarterly results may fluctuate significantly, which could adversely affect the market price of our stock.

Our quarterly operating results may fluctuate significantly in the future due to such factors as acceptance of our products by automotive manufacturers and other consumers, timing of introductions for new and updated products, availability and pricing of components from third parties, competition, timing of orders, foreign currency exchange rates, technological changes and economic conditions generally. Broad market fluctuations in the stock markets could adversely affect the market price of our common stock, if and when we become listed or quoted on a national stock exchange. In addition, failure to meet or exceed analysts’ expectations of financial performance may result in immediate and significant price and volume fluctuations in our common stock, if and when we becomes listed or quoted on a national stock exchange.

RISKS RELATED TO US DOING BUSINESS IN CHINA

All of our assets are located in China and all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and our results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business operations in the PRC. Over the past decade, the PRC has increasingly permitted provincial and local economic autonomy and private economic activities. However, the government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including the auto electronics industry, through regulation and state ownership. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under our current leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

The PRC laws and regulations governing our current business operations in the PRC are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business and financial condition.

The PRC’s legal system is a civil law system based on written statutes, in which decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert dollars into Renminbi (RMB) for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. dollar at that time. Conversely, if we decide to convert our Renminbi into dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiary in China would be reduced should the dollar appreciate against the Renminbi. Further, our operational results are reported in U.S. dollars, and thus fluctuations in the exchange rate applied for purposes of consistent presentation may appear to exacerbate or minimize trends in our reported results.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April and August 2006, the People’s Bank of China raised the interest rate again. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

We enjoy certain preferential tax concessions in the PRC and loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline.

We, through our wholly-owned operating subsidiary Agilon, have historically enjoyed preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved our status as a high and new technology enterprise and thus we were granted a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the historical corporate income tax rate in Shenzhen, China is 15%, Agilon’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%.

However, the PRC Enterprise Income Tax Law (the “EIT Law”) was enacted on March 16, 2007. Under the EIT Law, effective January 1, 2008, China will adopt a uniform tax rate of 25.0% for all enterprises (including foreign-invested enterprises) and cancel several tax incentives enjoyed by foreign-invested enterprises. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Although the 15% corporate income tax rate for qualified high and new technology enterprises appears to survive the enactment of the EIT Law, and our preferential rate should survive during the first year of the transitional period, because the PRC government has not fully announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments, such as the discontinuation of preferential tax treatments for high and new technology enterprises altogether, would have a material adverse effect on our results of operations and financial condition.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and Agilon, LIG and us. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In October 2005,SAFE issued its “Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China,” generally referred to as Circular 75, requiring PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises, new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

In May 2007, SAFE issued internal implementing guidelines (which became public in June 2007, and became known as Notice 106), which expanded the reach of Circular 75 by (i) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (ii) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (iii) covering the use of existing offshore entities for offshore financings; (iv) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (v) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holder.

These new rules may significantly affect the means by which offshore-onshore restructurings are undertaken in China in connection with offshore private equity and venture capital financings, mergers and acquisitions, as well as the ability of current offshore-onshore structured companies to effectively seek further financing. It is expected that such transactional activity in China in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance, including educating or assisting our PRC-based shareholders with their SAFE registration requirements.

Our business operations or future strategy could be adversely affected by the interpretations and implementation of the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities.

Recent negative publicity regarding the quality and reliability of products manufactured in China, and a perceived lack of quality control in Chinese operations may adversely affect demand for our products and our ability to internationally expand our customer base.

In recent months there has been a significant amount of publicity about quality control issues in various industries in China, as well as a number of product recalls or safety warnings issued in relation to Chinese-manufactured products. Although we have received numerous quality control certifications and, to our knowledge, none of the incidents receiving international attention arose in the China-based auto electronics industry, this negative publicity could have an adverse impact on customer demand for items made in China. Although we currently do business solely with China-based customers, a portion of our sales are to export agents who rely on demand in the broader international market for auto electronic products, which could be impacted by negative reports on the quality or safety of Chinese products. Further, we are strategically evaluating expansion into other international markets, and our ability to do so could be substantially reduced by such negative publicity for China-produced goods. If such negative publicity continues or increases, or the product recalls and safety warnings extend to the China-based auto electronics industry, even if we maintain our high standards of quality control, our operations may be adversely affected by association and our financial condition may suffer.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

Upon completion of the Share Exchange, we became subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Any recurrence of severe acute respiratory syndrome, or SARS, or occurrence of any other widespread public health problem, in the PRC could adversely affect our operations.

A renewed outbreak of SARS, or the occurrence of another widespread public health problem in China, where all of our manufacturing facilities are located and where all of our sales currently occur, could have a negative effect on our operations. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closures of some of our manufacturing facilities, which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

A downturn in the economy of the PRC may slow our growth and profitability.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business, especially if it results in either a decreased use of our products or in pressure on us to lower our prices.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, all but one of our directors and officers are nationals and residents of China, and the remaining director is a citizen of Canada. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR CORPORATE STRUCTURE AND CAPITALIZATION

There is currently a limited trading market for our common stock, and there is no assurance a more established public trading market will develop, the absence of which would adversely affect the ability of our investors to sell their securities in the public market.

As of December 31, 2006, our common stock was listed on the OTC Bulletin Board (the “OTCBB”), however our common stock was subsequently removed from quotation on the OTCBB and is now quoted on the Electronic Quotation Service known as the Pink Sheets. Quotes for stocks traded via the Pink Sheets are not listed in the financial sections of newspapers, and bid and ask prices for securities traded solely on the Pink Sheets may be difficult to obtain. In addition, stocks traded solely on the Pink Sheets tend to have a limited number of market makers and a larger spread between bid and ask prices than those listed on the NYSE, AMEX, or Nasdaq exchanges, or even the OTCBB. As a result, holders of our common stock may be unable to resell their securities at or near their original offering price or at any price.

Market prices for our common stock may be influenced by a number of factors, including:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	Chinese governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates and/or foreign currency exchange rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other national and international conditions.

There is currently no active trading market in our common stock, Even if such a market were to become established, we would need to become current in our SEC filings and maintain compliance for a certain period before our common stock could potentially be quoted again on the OTCBB.

Certain commitments into which we entered in connection with our most recent equity financing arrangement could lead to further dilution of our common stock and reduce the price of our common stock.

In connection with our most recent equity financing arrangement, we entered into certain commitments with investors, including commitments to reincorporate in the state of Delaware, to issue a certain amount of preferred stock, and to incur obligations under certain convertible promissory notes. If holders of our convertible notes or warrants to purchase common stock exercise their rights under such instruments, our common stock will be further diluted and this could contribute to a reduction and/or greater volatility in the price of our common stock. Additionally, failure to carry out any of our commitments could have a negative impact on our financing arrangements.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Pursuant to the terms of the Share Exchange, we agreed to file registration statements with the Securities and Exchange Commission to register a total of 5,285,714 shares of common stock and warrants to purchase an aggregate of 5,278,570 shares of common stock underlying warrants issued in an equity financing that that was conducted in connection with the Share Exchange in December 2006, as well as up to 45,000 shares held by pre-existing shareholders of Inncardio and shares underlying other outstanding warrants to purchase up to 1,528,571 shares of our common stock (1,000,000 of which were issued to the Bridge Note Holder further to the Bridge Financing and 528,571 issued to placement agents further to the Private Placement).

Effective as of January 25, 2007, we effected a second private placement transaction (“the Second Private Placement”). Pursuant to a Securities Purchase Agreement entered into with the investors, we sold and the investors purchased: (1) Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $5,353,000, convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share, (2) Common Stock Purchase Warrants (the “Series A Warrants”) entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.48 per share, and (3) Common Stock Purchase Warrants (the “Series B Warrants”) to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.60 per share (the “Second Private Placement”). As of September 14, 2007, the Notes had not been converted and none of the Series A or B Warrants had been exercised, in whole or in part.

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of September 14, 2007, the required registration filing has not been completed. We have recognized a liability of approximately $525,000 on our books as of September 12, 2007 to provide for the liquidated damages accrued as of such date. Although we have received one request for partial payment of the liquidated damages accrued, we have not been able to verify the identity of the claimant as an investor entitled to such payment and as of September 14, 2007, have not made any payment of liquidated damages.

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2006, 1% of our issued and outstanding shares of common stock was approximately 31,259 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We are in breach of our obligations pursuant to our Amended and Restated Registration Rights Agreement, subjecting us to liquidated damages.

In conjunction with the Private Placement and the Second Private Placement, we entered into an Amended and Restated Registration Rights Agreement dated January 25, 2007, which required that we file a registration statement registering certain of our recently issued securities for resale no later than 120 days from the closing date of the sale of the securities in the Second Private Placement. We failed to satisfy the agreed deadline for filing of the initial registration statement, and subsequently also breached our obligation to remain timely in our required filings with the SEC and to maintain quotation of our common stock on the OTCBB. As a result, we have triggered the liquidated damages provision of the Amended and Restated Registration Rights Agreement and are contractually obligated to pay the investors who are signatories to that agreement liquidated damages in cash equal to 2% of each investor’s initial investment in the Company, up to 2% of such investment in the aggregate (approximately $1.45 million). We have recognized a liability of approximately $525,000 on our books as of September 12, 2007 to provide for the liquidated damages accrued as of such date. Although we have received one request for partial payment of the liquidated damages accrued, we have not been able to verify the identity of the claimant as an investor entitled to such payment and as of September 14, 2007, have not made any payment of liquidated damages.

The ability of our Chinese operating subsidiary to pay dividends may be restricted due to our corporate structure.

Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, Agilon is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. Agilon is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of Agilon’s registered capital; as of December 31, 2006, Agilon’s registered capital was approximately $1.2 million.

In addition, the profit available for distribution from Agilon is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of Agilon could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

Our common stock is considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is currently considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future.

We have not declared or paid any cash dividends on our shares of common stock in the past and we currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in us at or above the price you paid for them.

RISKS RELATED TO U.S. REGULATORY REQUIREMENTS

Our officers and directors have no experience in public company reporting and limited experience in financial accounting, which could impair our ability to satisfy public company filing requirements and increase our securities compliance costs.

Our officers and directors do not have any prior experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. For example, our 2006 audit and annual reporting process has taken significant longer and been more expensive than originally anticipated due to the learning curve of our key personnel, and as a result we are no longer current in our SEC filings and have been removed from quotation on the OTCBB. While we continue to believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements.

If we fail to maintain effective internal control over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. As management has not completed and reported on a formal assessment of our internal control over financial reporting to date, we are not certain if these are currently any material weaknesses or significant deficiencies in our internal control over financial reporting at this time. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the United States public markets and related public reporting obligations. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 2.    DESCRIPTION OF PROPERTY.

Our headquarters are located at C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China, where Agilon leases 600 square meters of office space. In additional, our wholly-owned subsidiary, Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007), leases approximately 3,000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. We do not own any real estate nor intend to invest in real estate, mortgages or real-estate related third parties. It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.    LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2006, our board of directors took action by written consent in lieu of a special meeting of shareholders on November 13, 2006, and, with unanimous approval, authorized the Share Exchange and appointed Bu Shengfu, Chen Dong, Jin Yushan, Xu Rujiang, and Liang Zhu to the board of directors in conjunction with the Share Exchange. The action taken by our board of directors, and the related events and transactions, are described in our Schedule 14f-1 Information Statement, filed with the SEC on December 8, 2006, our Current Report on Form 8-K, filed with the SEC on January 8, 2007, and our Current Report on Form 8-K, filed with the SEC on January 31, 2007.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR OUR COMMON STOCK

As of December 31, 2006, the shares of our common stock were quoted for trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LOGE.OB”. Prior to the closing of the Share Exchange, the company’s stock was quoted as “ICDO.OB.” The following table shows the high and low bid prices for our common stock on the OTCBB for each quarter over the last two fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended December 31, 2005
Quarter Ended March 31	$5.00	$3.00
Quarter Ended June 30	4.75	2.05
Quarter Ended September 30	2.70	2.00
Quarter Ended December 31	2.76	2.25

Fiscal Year Ended December 31, 2006
Quarter Ended March 31	$2.30	$2.25
Quarter Ended June 30	2.30	1.03
Quarter Ended September 30	10.00	0.62
Quarter Ended December 31	1.55	0.35

Our common stock has been subsequently removed from quotation on the OTCBB and is now quoted on the Electronic Quotation Service known as the Pink Sheets. Stocks traded solely on the Pink Sheets tend to have a limited number of market markers and a larger spread between bid and ask prices than those listed on the national securities exchanges or the OTCBB.

The price of our common stock will likely fluctuate in the future. The stock market in general has experienced extreme stock price fluctuations in the past few years. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	Our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	Our financial position and results of operations;

•	Concern as to, or other evidence of, the reliability and safety of our products and services or our competitors’ products and services;

•	Announcements of innovations or new products or services by us or our competitors;

•	U.S. federal and state governmental regulatory actions and the impact of such requirements on our business;

•	Chinese governmental regulatory actions and the impact of such requirements on our business;

•	The development of litigation against us;

•	Period-to-period fluctuations in our operating results;

•	Changes in estimates of our performance by any securities analysts;

•	The issuance of new equity securities pursuant to a future offering or acquisition;

•	Changes in interest rates and/or foreign currency exchange rates;

•	Competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Investor perceptions of us; and

•	General economic and other national and international conditions.

Additionally, our common stock is currently considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Transfer Agent

The transfer agent and registrar for our common stock is Colonial Stock Transfer.

Holders of Our Common Stock

As of December 31, 2006, we had 31,259,714 shares of our common tock issued and outstanding, held by 109 holders of record.

Dividend Policy

We have not declared or paid any cash dividends on our shares of common stock in the past and we currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in us at or above the price you paid for them.

Equity Compensation Plans

As of December 31, 2006, we did not have an equity compensation plan. Please see the discussion of the proposed Long-e International, Inc. 2007 Equity Incentive Plan under Item 10. Executive Compensation, below.

Additional Information

Copies of our annual reports on Form 10−KSB, quarterly reports on Form 10−QSB, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov. All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Form 10−KSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” as used throughout this report refer to Long-e International, Inc., or “Long-e,” a Utah corporation as renamed in December 2006, and its wholly-owned subsidiaries, Long-e International Group Co., Ltd., or “LIG,” and Agilon Science and Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007), or “Agilon.”

OVERVIEW

We operate through our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), which was incorporated in May 2006 for the purpose of acquiring Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“Agilon”). Such acquisition received final approval on June 29, 2006, and Agilon became a wholly-owned subsidiary of LIG, now held by Long-e International, Inc. Through Agilon, we engage in the research, development, manufacture, marketing and servicing of auto electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

In response to the market opportunities in China and the global automotive components industry trends, our primary goal is to continue developing leading edge technology, focus that technology to produce distinctive market-leading products with sustainable margins that appeal to both Chinese and foreign automotive manufacturers and to purchasers in the aftermarket, while maintaining efficient production and a low cost structure. Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions and acquisition of targeted technical solutions. We actively track research developmental trends in automotive electronic products and government regulations regarding vehicle safety and environmental standards, and continually seeks to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain highly qualified Chinese and foreign technical personnel, by maintaining positive working conditions, providing competitive benefits and a relaxed corporate culture. We promote our internal philosophy of mutual growth to our technical staff and award various incentives for positive research and development results. As of December 31, 2006, we employed 28 engineers and 8 additional research and development personnel.

During 2006, we sought continually to improve our domestic marketing network, including Chinese OEMs/ODMs and the Chinese aftermarket, as well as increase our emphasis on the international OEM and ODM markets and on targeted distribution to Russian purchasers along the Chinese-Russian border. In 2006, in response to the growing international demand for automotive safety and security products and the trend towards localization of component procurement by domestic automakers, we adjusted our sale strategy to explore opportunities in new markets and enhance our relationships with our key customers, to improve our Chinese network of service agents by contracting with an agent in the capital city of each province in China, and to shift our domestic marketing focus to the large OEMs/ODMs for Chinese automakers.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact the financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe an understanding of the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial condition. The following discussion of these estimates and assumptions is intended to supplement the Summary of Significant Accounting Policies presented in Note 1 of the Notes to the Consolidated Financial Statements.

Revenue Recognition. We recognize revenue from the sales of auto electronic products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

Inventory. Inventory is carried at the lower of cost or market, determined on a weighted average cost method and based on net realizable value. The determination of net realizable value is based on several assumptions and estimates. We provide an allowance that we consider to be reasonable for non-moving or slow moving inventory items and for items with expected future realizable values lower than cost. These assumptions and estimates may be revised from time to time, based on changes in market demand. The markets in which we compete are rapidly changing due to technological developments and an increasing worldwide focus on automotive safety. Other companies offer products similar to those offered by us, and target the same customers. Some of these companies have substantially greater financial, marketing and technical resources. It is also possible that new competitors or alliances among existing competitors may emerge and such competitors may rapidly acquire significant market share, making it increasingly difficult for us to sell our current inventory. These market factors could reduce the net realizable value of our inventory.

Income Taxes. We, through our wholly-owned operating subsidiary Agilon, enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved Agilon’s status as a new high technology enterprise and granted Agilon a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the corporate income tax rate in Shenzhen, China is 15%, Agilon’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%. Under recent changes in applicable PRC tax law, Agilon’s corporate tax rate is anticipated to increase as some of its current preferential tax concessions transition to termination, but we are not yet certain what the applicable tax rate(s) will be in 2008 and subsequent years.

Warranty Obligations. On an ongoing basis, we estimate and record a warranty obligation and an allowance for product returns. These estimates are made based on documented contractual warranty obligations and historical experience. Unforeseen events, including increased technological difficulties with products, could occur that have not been anticipated in estimating the warranty provision. These recorded estimates are adjusted from time to time to reflect any additional recurring costs.

Impairment of Long-Lived and Amortized Intangible Assets. We account for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Other Assets. We record our other assets at cost and amortizes them over five years on a straight line basis.

Agilon Acquisition. Our acquisition of Agilon has been accounted for as a recapitalization of Agilon with no adjustment to the historical basis of the assets and liabilities of Agilon. The financial results of the entities are now consolidated. For the purpose of presenting our financial statements on a consistent basis, we have prepared our consolidated financial statements as if we had been in existence since January 1, 2004, and throughout the whole periods covered by these financial statements.

Employee Benefits. Pursuant to the regulations of the Shenzhen Social Insurance Bureau, we, via Agilon, pay for various forms of required social insurance for our workforce, including endowment insurance, medical insurance, employment injury insurance, unemployment insurance and birth insurance for female employees as well. As stipulated by the PRC’s Company Law and as provided in the Agilon’s Articles of Association, we allocate 5% of our income after tax, as determined under PRC accounting rules and regulations, to Agilon’s “Statutory common welfare reserve,” which is restricted for capital expenditure for the collective benefits of Agilon’s employees.

Results of Operations

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Revenue. Our sales revenue for the year ended December 31, 2006 totaled $19.5 million, an increase of $6.1 million or 45.5% compared with our sales revenue of $13.4 million for the year ended December 31, 2005. Sales of two-way interactive visual car alarm system sales accounted for $12.9 million, or 66.2% of our total revenue from product sales for 2006, an increase of $2.6 million or 25.2% from $10.3 million in 2005, while sales of all other car alarm systems accounted for $2.6 million, or 13.3% of our total revenue from product sales, a decrease of $0.9 million or approximately 25.7% from $3.5 million in 2005. During 2006, we completed testing of our line of TPMSs and parking sensor systems, and the sales of TPMS accounted for $2.0 million, or 10.3% of our total revenue from products sales for 2006, while the sales of parking sensor systems accounted for $2.0 million, or approximately 10.3% of our total revenue from products sales for 2006; in 2005 TPMS products were not yet offered for sale while sales of parking sensor systems amounted to $45,000.

Sales to distributors for export totaled approximately $2.0 million for 2006, or approximately 10.3% of our revenue from product sales during the period, representing a decrease of $0.9 million or 31.0% from $2.9 million generated by such sales in 2005. Sales within the Chinese aftermarket and to OEMs totaled $17.5 million, or 89.7%, of our total product sales for 2006, an increase of $7.0 million, or 66.7%, from $10.5 million in 2005.

During 2006, we generated $ 4.2 million in revenue from subcontracting activities; the majority of this contracting activity was new in 2006. No revenue was generated from such activities in 2005. The subcontracting revenue generated was comprised of $3.6 million related to our two-way interactive visual car alarm system and $0.6 million related to all of our other car alarm systems. The increase in subcontracting revenue was due to a customer who prefers such subcontracting arrangements for our ODM two-way interactive visual car alarm systems. Although we do not actively solicit such subcontracting arrangements, we will enter into such arrangements upon a customer’s request, and thus such revenues will fluctuate based on our customers’ demand for such services.

During 2006, our cost of goods sold increased $6.7 million or 67.0% from $10.0 million in 2005, to $16.7 million in 2006, as a result of increased purchases of raw materials and increased material prices.

Operating Expenses. During 2006, operating expenses totaled $13.6 million, as compared to $2.4 million during 2005, an increase of $11.2 million or 466.7%. Our general and administrative expenses for the year ended December 31, 2006 were $11.1 million, representing a 753.8% increase from $1.3 million for the year ended December 31, 2005. The increase in general and administrative expenses and overall operating expenses was mainly attributable to $115,000 of costs incurred in relation to the Share Exchange, stock based compensation costs for issuance of shares at below market price in relation to the Share Exchange amounted to $2.3 million and the discount on financial instruments recorded in relation to our issuance of certain warrants in conjunction with the Bridge Financing, Share Exchange and Private Placement totaling approximately $ 6.1 million, which together comprised 76.7% of our general and administrative expenses and 62.6% of our overall operating expenses in 2006. Administrative salaries constituted $620,000 of the 2006 general and administrative expense amount, as compared to $483,000 in 2005, an increase of 28.4%. The increase in overall operating expenses also resulted from continued increased use of incremental sales promotions, such as special return policies, multiple purchase specials, and the use of promotional products, in both the Chinese market and during overseas exhibitions.

Interest Expense. In the year ended December 31, 2006, our interest expense totaled $97,000, at an average rate of 6.25%, as compared to interest expense of $106,000 and an average rate of 14.0% in 2005. The average interest rate applicable to our obligations decreased in 2006 in part due to the reduced balance carried on certain short-term loans in 2006, which had higher interest rates than our other debt obligations.

Gross Margin. Our overall gross margin on product sales and subcontracting activities increased from 25.3% for the year ended December 31, 2005 to 29.5% for the year ended December 31, 2006. These increases have primarily resulted from certain changes in our products offerings and marketing, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and TPMS as well.

Research and Development. During the year ended December 31, 2006, we did not receive any new scientific research funds from the Shenzhen local government and did not repay any of the previously outstanding research funds, leaving $249,000 outstanding on such governmental research loans as of December 31, 2006. In total, our research and development expenses for 2006 totaled $579,000, an increase of $24,000 or 4.3% from research and development expenses of $555,000 in 2005.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

Revenue. Long-e’s sales revenue for the year ended December 31, 2005 totaled $13.4 million, an increase of 42.5% compared with its sales revenue of $9.4 million for the year ended December 31, 2004. Sales of two-way interactive visual car alarm system sales accounted for $5.79 million, or 43.1% of Long-e’s total revenue from product sales for 2005, an increase of $1.13 million or 24.3% from $4.65 million in 2004, while sales of all other car alarm systems accounted for $7.64 million, or 56.9% of Long-e’s total revenue from product sales, an increase of $2.9 million or 62.4% from $4.65 million in 2004. During 2005, Long-e completed development and commenced testing of its line of TPMSs and parking sensor systems, but these products were not yet offered for sale, and thus did not contribute to Long-e’s sales for the years ended December 31, 2005 and 2004.

Sales to distributors for export totaled approximately $3.93 million for 2005, or approximately 29.3% of Long-e’s revenue from product sales during the period, representing an increase of $1.66 million or 73.1% from $2.27 million generated by such sales in 2004. Sales within the Chinese aftermarket and to OEMs totaled $6.55 million, or 48.8%, of Long-e’s total product sales for 2005, an increase of $227,000, or 3.6%, from $6.33 million in 2004.

During 2005, Long-e’s cost of goods sold increased $2.6 million or 34.8% from $7.4 million in 2004, to $10.0 million in 2005, as a result of increased purchases of raw materials and increased material prices.

Operating Expenses. During 2005, operating expenses totaled $2.4 million, as compared to $1.4 million during 2004, an increase of 67.5%. Long-e’s general and administrative expenses for the year ended December 31, 2005 were $1.2 million, representing a 38.4% increase from $840,000 for the year ended December 31, 2004. Administrative salaries constituted $483,000 or 40.2% of the 2005 general and administrative expense amount, as compared to $348,000 or 41.4% in 2004. However, general and administrative expenses decreased from 59.8% of operating expenses in 2004 to 49.4% of operating expenses in 2005, as a result of Long-e’s increased investment in internal research and development, and increased administrative efficiencies.  The overall increase in operating expenses during 2005, as compared with 2004, mainly resulted from Long-e’s increase in incremental sales promotions, such as special return policies, multiple purchase specials, and the use of promotional products, in both the Chinese market and during overseas exhibitions.

Interest Expense. In the year ended December 31, 2005, Long-e’s interest expense totaled $106,000, at an average rate of 14%, as compared to interest expense of $90,000 and an average rate of 19% in 2004. The average interest rate applicable to Long-e’s obligations decreased in 2005 in part due to the reduced balance carried on certain short-term loans in 2005, which had higher interest rates than Long-e’s other debt obligations.

Gross Margin. Long-e’s gross margin on product sales increased from 21.0% for the year ended December 31, 2004 to 25.3% for the year ended December 31, 2005. These increases have primarily resulted from certain changes in Long-e’s products offerings and marketing, in particular from the expanded focus on the production and marketing of Long-e’s higher margin two-way interactive visual car alarm systems.

Research and Development. During the year ended December 31, 2005, Long-e received $148,695 of new scientific research funds from the Shenzhen local government and repaid $148,030 of previously outstanding funds (excluding interest), leaving $148,695 outstanding on such governmental loans as of December 31, 2005. In total, Long-e’s research and development expenses for 2005 totaled $555,000, an increase of $204,000 or 58.3% from research and development expenses of $350,000 in 2004.

Liquidity and Capital Resources

We finance our activities primarily through the profits from our product sales, supplemented by governmental grants and loans. In the fiscal year ended December 31, 2006, we generated gross profit totaling $7.0 million, which was $3.5 million or 100.0% greater than our $3.5 million of gross profit in 2005. Our net loss in 2006 was $7.0 million, however before taking into account the discount on financial instruments and stock based compensation costs our net income would have been $1.5 million, which was 50.0%, greater than our $1.0 million of net income in 2005.

We received interest income totaling approximately $19,000 and $10,000 in 2006 and 2005, respectively. During 2006 and 2005, we also relied upon a series of interest-free, unsecured government loans from local government bureaus in the PRC, meant to fund new product development projects, as well as a series of short-term, low-interest bank loans and other short-term unsecured loans, meant to fund working capital. Since February 2005, we were in default under one of the government loans, but as of December 31, 2006 the balance due had not been demanded by the lender, nor had the lender initiated any proceedings to enforce payment of principal, nor had it notified us of the assessment of any interest or other penalties. We fully settled the past due loan on January 19, 2007 and the lender did not impose any overdue interests or penalties.

On September 22, 2006, prior to the closing of the Share Exchange, LIG received gross proceeds of $500,000 in a bridge financing transaction (the “Bridge Financing”), in which it issued a three-year secured convertible promissory note in an aggregate principal amount of $500,000, bearing interest at a compound annual rate of 10.0% (the “Bridge Note”). The Bridge Note was convertible into shares of LIG at the option of the holder upon certain financing events and/or upon maturity. Pursuant to the Note and Warrant Purchase Agreement entered into with the lender, LIG also sold the lender warrants to purchase additional shares of LIG (the “Bridge Warrants”). The exercise price for the shares underlying each Bridge Warrant, and the number of warrants sold were calculated based on the principal balance of the initial note, the time the note was outstanding, and the conversion price at the time of exercise. As the sale of the shares further to the Private Placement discussed below and the Share Exchange qualified as financing events triggering conversion rights under the Bridge Note, the lender choose to convert into the Private Placement discussed below an aggregate of $500,000 of outstanding principal under our Bridge Note into 1,785,714 shares of our stock at a rate of $0.28 per share, and into Series A Warrants to purchase 889,285 shares of common stock at an exercise price of $0.48 per share and Series B Warrants to purchase 889,285 shares of common stock at an exercise price of $0.60 per share. Upon the closing of the Share Exchange and conversion of the Bridge Note, the Bridge Warrant became exercisable for up to 1,000,000 shares of our common stock at a purchase price of $0.28 per share. LIG used the proceeds of the Bridge Financing for general corporate purposes, including working capital.

Effective as of December 29, 2006, concurrent with the close of the Share Exchange, we effected a private placement transaction (the “Private Placement”). Pursuant to a Securities Purchase Agreement entered into with the investors, we sold an aggregate of 5,285,714 shares of common stock along with 5,278,570 five-year warrants. Of such shares of common stock, 3,500,000 were sold for cash at a per share price of $0.40 (the “Cash Shares”), and 1,785,714 Shares were issued upon conversion of the outstanding Bridge Note from the Bridge Financing at a per share price of $0.28 (the “Debt Conversion Shares”); the Debt Conversion occurred immediately after the closing of the Share Exchange. In addition, investors in the Cash Shares were issued an aggregate of 3,500,000 five-year warrants; the exercise price of 1,750,000 of the warrants (the “Series A Warrants”) is $0.48 and the exercise price of 1,750,000 of the Warrants (the “Series B Warrants”) is $0.60. The investor in the Debt Conversion Shares was issued an aggregate of 1,778,570 five-year warrants, consisting of 889,285 Series A Warrants and 889,285 Series B Warrants. We have the right to redeem the Warrants in the event that the following conditions are met:

Series A Warrant: Closing bid price of $1.00 for 30 consecutive trading day period (“30-day period”) and the average trading volume of 60,000 Shares per day in such 30-day period.

Series B Warrant: Closing bid price of $1.20 for 30 consecutive trading day period (“30-day period”) and the average trading volume of 60,000 Shares per day in such 30-day period.

After commissions and expenses, we received net cash proceeds (excluding the proceeds from the conversion of the Bridge Note) of approximately $956,000 in the Private Placement.

Effective as of January 25, 2007, we effected a second private placement transaction (“the Second Private Placement”). Pursuant to a Securities Purchase Agreement entered into with the investors, we sold and the investors purchased:

•
Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $5,353,000, convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share. Upon filing of a Certificate of Designations of Preferences, Rights and Limitations of the Company’s class of preferred stock with the Secretary of State of Utah, the Note shall be convertible only into 13,382,500 shares of preferred stock, at a price of $0.40 per share. To date, the Company has not filed any Certificate of Designations. Each Note is payable on January 25, 2017, subject to automatic extension on a month by month basis, and does not bear any interest.

•
Common Stock Purchase Warrants (the “Series A Warrant”) entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.48 per share. The Series A Warrant is exercisable until January 25, 2012. The Series A Warrant has a “cashless exercise” feature, and the exercise price per share may be adjusted in response to the occurrence of certain triggering events. The Company may call the Series A Warrant if the closing market price of its common stock equals or exceeds $1.00 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Series A Warrant during such period.

•
Common Stock Purchase Warrants (the “Series B Warrant”) to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.60 per share. The period of exercisability of the Series B Warrant, and the other material terms thereof, are the same as for the Series A Warrant, with the exception that the call feature is triggered if the closing market price of the Company’s common stock equals or exceeds $1.20 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Series B Warrant during such period.

Pursuant to the terms of the Amended and Restated Registration Rights Agreement in the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. As of September 14, 2007, we had failed to satisfy certain agreed deadlines during the registration process and had become obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. We have recognized a liability of approximately $525,000 on our books as of September 12, 2007 to provide for the liquidated damages accrued as of such date. Although we have received one request for partial payment of the liquidated damages accrued, we have not been able to verify the identity of the claimant as an investor entitled to such payment and as of September 14, 2007, have not made any payment of liquidated damages.

As of the date of this report, none of the Notes had not been converted and none of the Series A or B Warrants from the Second Private Placement had been exercised, in whole or in part. After commissions and expenses, we received net cash proceeds of approximately $4.79 million in the Second Private Placement.

As of December 31, 2006, we held $2.3 million in cash and cash equivalents as compared to $409,000 at December 31, 2005. As of December 31, 2006, our current liabilities totaled $5.6 million, an increase of 100.0% from $2.8 million at December 31, 2005. Our working capital increased from $1.7 million as of December 31, 2005 to $3.5million as of December 31, 2006.

Our net loss of $7.0 million in fiscal year 2006 includes non-cash charges of $6.1 million for discount on financial instruments, $2.3 million for stock based compensation costs, $115,000 for merger finance costs, $380,000 for depreciation and amortization, $232,000 for an inventory write-down, and approximately $23,500 for doubtful accounts. Increases in non-cash working capital during this period amounted to $276,000, including increases in accounts receivable, prepaid expenses and accounts payable, and increases in net inventories and accrued liabilities. The net cash provided by our operating activities totaled $1.8 million for 2006, as compared to $698,000 during 2005, reflecting increased cash flow from operating activities due to the expansion of our production and sales in capacities, notwithstanding an increase in both account receivables and inventories. During the 2006 fiscal year, our accounts receivable turned over approximately 4.4 times, and our inventories turned over approximately 7.9 times, or approximately every 46 days. Management feels that these turnover rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

However, as compared to 2005’s net increase in cash of $17,000, we experienced an incremental increase in cash flow for 2006 of $1.9 million, mainly due to increases in the net cash provided by operating activities. Our net cash provided by financing activities increased in the 2006 fiscal year to $772,000, as compared to net cash used in financing activities of $102,000 in 2005, in response to our private financing from institutional investors, including bridge financing.

Over the next 12 months, we are seeking to achieve further growth by increasing our ongoing investment in research and development, further commercialization of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system. We expect our future capital requirements to be approximately $15 million during the 2007 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, the completed Private Placements, the proceeds of which are currently being used as working capital.

Off-Balance Sheet Arrangements

None.

Critical Accounting Polices

Basis of Preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC for annual financial statements.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Group as of December 31, 2006 and 2005 and the results of operations and cashflow for the years ended December 31, 2006 and 2005, respectively.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively the “Group”). Significant intercompany transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Fair values of financial instruments

The Group values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Group, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Group could realize in a current market exchange.

The Group’s financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short term loans, government loans, and short-term related party loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Group uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made. Accounts receivables were net of allowances of $286,096 and $126,678, respectively as of December 31, 2006 and 2005.

Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Property and Equipment

Plant and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Production Machinery and Equipment	8 years
Leasehold Improvements	10 years
Office and Other Equipment	5 years
Automobiles	5 years

Impairment of Long-Lived Assets

The Group accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Group had comprehensive income of $172,074 and $32,911 for the year ended December 31, 2006 and 2005, respectively. The comprehensive income arose from the changes in foreign currency exchange rates.

Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Group’s current operations are carried out in China.

Revenue recognition

The Group generates revenues from the sales of auto electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and The Group will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

Research and development costs

Research and development costs are expensed to operations as incurred. During the years ended December 31, 2006 and 2005, a total of $133,700 and $102,378, respectively, of salaries were incurred for research and development purposes which had been expensed in the accompanying statements of operations.

Income taxes

The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

Foreign currency translation

The Group uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. Agilon maintains its books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, the Group translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Group’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2006	December 31, 2005
Balance sheet items, except for the registered and paid-up capital, as of year end	US$0.12792:RMB1	US$0.124:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$0.12528:RMB1	US$0.122:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Related parties

A party is considered to be related to the Group if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Group. Related parties also include principal owners of the Group, its management, members of the immediate families of principal owners of the Group and its management and other parties with which the Group may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in indicated situations; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose relevant subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company is required to adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006, i.e. fiscal 2007. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The provisions of this Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will be required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective as of January 1, 2008. We are currently reviewing SFAS 159 to determine its impact, if any, on our financial position or results of operations.

Interest Rate Risk

We do not have significant risk from potential fluctuations in interest rates, as our debt obligations are primarily short-term in nature, and all of our debt obligations carry fixed interest rates.

Foreign Currency Risk

Substantially all of our operations are conducted in the PRC, and substantially all of our sales and purchases are conducted within the PRC in Chinese Renminbi. As a result, the effect of the fluctuations of exchange rates only minimally impacts our business operations currently, but will be increasingly material as we introduce our products directly within new international markets.

Substantially all of our revenues and expenses are denominated in Renminbi. However, we use the United States dollar for financial reporting purposes. Conversion of Renminbi into foreign currencies is regulated by the People’s Bank of China through a unified floating exchange rate system. Although the PRC government has stated our intention to support the value of the Renminbi, there can be no assurance that such exchange rate will not again become volatile or that the Renminbi will not devalue significantly against the U.S. dollar. Exchange rate fluctuations may adversely affect the value, in U.S. dollar terms, of our net assets and income derived from our operations in the PRC.

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements are set forth in this Annual Report beginning on page F-1.

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Long-E International Inc and Subsidiaries

We have audited the accompanying consolidated balance sheet of Long-E International Inc and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long-E International Inc and Subsidiaries at December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company CPAs PC

Kempisty & Company
Certified Public Accountants PC
New York, New York
September 15, 2007

Report of Independent Registered Public Accounting Firm

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF LONG-E INTERNATIONAL GROUP CO., LTD.

We have audited the accompanying consolidated balance sheets of Long-e International Group Co., Ltd. ("the Company") as of December 31, 2004 and 2005 and the related consolidated statements of income and other comprehensive income, cash flows, and stockholders' equity for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Long-e International Group Co., Ltd. as of December 31, 2004 and 2005 and the results of its consolidated operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GC Alliance Ltd.

GC ALLIANCE LIMITED
Certified Public Accountants

Hong Kong
September 12, 2006

Long-E International Inc and Subsidiaries
CONSOLIDATED BALANCE SHEETS (In USD)
At December 31, 2006 and 2005

	December 31	December 31
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalent	$2,313,080	$409,437
Trade receivables, net of provision for doubtful debts of $286,096	4,405,799	3,042,937
and $126,678 respectively (Note 3)
Notes receivable from shareholders (Note5)	0	10,000
Value-added taxes (VAT) refundable	55,340	34,026
Due from related parties (Note 14)	1,048	138,999
Inventories, net of allowance for obsolescence of $341,787	2,118,373	927,484
and $331,590 respectively (Note 4)
Prepaid expenses	177,166	0
Total current assets	9,070,806	4,562,883
Plant and Equipment, net (Note 6)	1,089,127	1,210,903
Intangibles, net (Note 7)	95,864	0
Total Assets	$10,255,797	$5,773,786

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Trade payables and accrued liabilities	$2,322,605	$1,766,770
Short term loans (Notes 8, 9 and 10)	1,174,371	753,836
Various taxes payable	995,376	0
Wages payable	570,215	154,431
Corporate taxes payable	121,948	82,179
Due to related parties (Note 14)	393,267	61,501
Total current liabilities	5,577,782	2,818,717
Long-term Government Loans Payable (Note 10)	0	148,695
Total Liabilities	5,577,782	2,967,412

Commitments and Contingencies (Note 16)

Subsequent Events (Note 17)

Shareholders' Equity:
Common stock, authorized 50,000,000, issued and outstanding 31,259,714	31,260	20,662
and 20,661,879, respectively (Notes 15 and 16)
Additional paid in capital	9,971,068	1,236,372
Accumulated other comprehensive income	204,985	32,911
Restricted earnings	776,491	303,341
Retained (unrestricted) earnings	(6,305,789)	1,213,088
Total Shareholders' Equity	4,678,015	2,806,374
Total Liabilities and Shareholders' Equity	$10,255,797	$5,773,786

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (In USD)
For The Years Ended December 31, 2006 and 2005

	December 31	December 31
	2006	2005
Product sales	$19,481,024	$13,428,231
Assembling / Reprocessing Revenues	4,216,135	0
Total revenue	23,697,159	13,428,231
Cost of Sales & Assembling / Reprocessing Revenues	16,705,371	10,035,761
Gross Profit	6,991,788	3,392,470

Expenses
Selling Expenses	2,461,603	1,086,756
Research and development	578,789	102,378
Discount on financial instruments	6,059,199	0
Stock based compensation costs	2,345,000	0
Merger financing cost	114,760	0
Loss on Disposal of Assets	335,803	0
Gain on extinguishment of debts	(40,991)	0
Other general and administrative expenses	1,791,357	1,162,966
Total Expenses	13,645,520	2,352,100

Operating Income	(6,653,732)	1,040,370

Sundry (expenses) income	(28,156)	10,891
Government grants	0	134,920
Finance costs, net	(89,604)	(105,837)
Profit Before Income Taxes	(6,771,492)	1,080,344
Income Taxes (Note 13)	274,235	81,026
Net (loss) Income	(7,045,727)	999,318

Translation Adjustment	172,074	32,911

Comprehensive (Loss) Income	$(6,873,653)	$1,032,229

Net earnings (loss) per share, basic	(0.34)	0.05
Weighted average number of shares outstanding, basic	20,748,984	20,661,879

Net earnings (loss) per share, diluted	(0.34)	0.05
Weighted average number of shares outstanding, diluted	20,748,984	20,661,879

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (In USD)
For The Years Ended December 31, 2006 and 2005

	December 31	December 31
	2006	2005
Cash flows from operating activities
Net income	$(7,045,727)	$999,318

Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	380,488	231,390
Loss on disposal of fixed asset	335,803	0
Discount on financial instruments	6,059,199	0
Stock based compensation costs	2,345,000	0
Gain on extinguishment of debts	(40,991)	0

Chang in operating assets and liabilities:-
Increase (Decrease) in assets:
Due from related Parties	137,951	(13,339)
VAT tax recoverable	(21,314)	113,850
Receivable, net	(1,362,862)	(889,860)
Prepaid expenses	(177,166)	0
Inventories, net	(1,190,889)	26,591

Decrease (increase) in liabilities:
Due to Related Parties	331,766	61,501
Payables and Accrued liabilities	555,835	86,104
Various tax payable	995,376	0
Wages payable	415,784	0
Corporate tax payable	39,769	82,179

Net cash provided by operating activities	1,758,021	697,734

Cash flows from investing activities
Purchase of plant and equipment	(540,316)	(618,029)
Proceeds from disposal of fixed assets	251	0
Purchase of intangibles	(109,246)	0

Net cash used in investing activities	(649,311)	(618,029)

Cash flows from financing activities
Proceeds of bank loans	0	463,633
Proceeds of short-term government loans	0	148,695
Proceeds of personal loans	83,776	0
Repayment of bank loans	(376,913)	(325,301)
Repayment of long-term government loans	0	(148,030)
Repayment of personal loans	(404,309)	(240,964)
Issuance of convertible promissory notes	500,000	0
Receipts of notes receivable	10,000	0
Shares issued for cash	959,088	407
Net cash provided by (used in) financing activities	771,642	(101,560)

Net increase (decrease) in cash	1,880,352	(21,855)

Cash, beginning of year	409,437	392,919
Effect of exchange rate changes on cash	23,291	38,373

Cash, end of year	$2,313,080	$409,437

Supplemental disclosure information:

Interest expense paid	$97,318	$105,837

Income taxes paid	$274,235	$-

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (In USD)
For The Years Ended December 31, 2006 and 2005

				Accumulated
	Common stock		Additional	Other
	Number		Paid-in	Comprehensive	Restricted	Retained	Total
	of shares	Amount	Capital	Income	Earnings	Earnings	Equity

Balance at January 1, 2005	20,661,879	$20,662	$1,235,965	$0	$153,444	$363,667	$1,773,738
							0
Net income						999,318	999,318
Contribution by stockholder			407				407
Transfer to restricted earnings					149,897	(149,897)	0
Effect of foreign currency translation				32,911			32,911

Balance at December 31, 2005	20,661,879	20,662	1,236,372	32,911	303,341	1,213,088	2,806,374

Net effect of reverse merger, December 29, 2006			(1,440,204)				(1,440,204)
Shares issued for debt conversion, December 29, 2006	5,312,121	5,312	319,992				325,304
Shares issued for cash at $0.40 each, December 29, 2006	3,500,000	3,500	952,088				955,588
Shares issued for debt conversion, December 29, 2006	1,785,714	1,786	498,214				500,000
Stock based compensation costs			2,345,000				2,345,000
Beneficial conversion feature valued on convertible promissory notes, December 29, 2006			1,410,715				1,410,715
Valuation on 12/06 series A warrants to investors, December 29, 2006			1,825,134				1,825,134
Valuation on 12/06 series B warrants to investors, December 29, 2006			1,574,760				1,574,760
Valuation on 09/06 bridge warrants to investors, December 29, 2006			849,640				849,640
Valuation on 12/06 placement agent warrants, December 29, 2006			398,950				398,950
Net income (loss) for the year						(7,045,727)	(7,045,727)
Contribution by stockholder			407				407
Transfer to restricted earnings					473,150	(473,150)	0
Effect of foreign currency translation				172,074			172,074

Balance at December 31, 2006	31,259,714	$31,260	$9,971,068	$204,985	$776,491	$(6,305,789)	$4,678,015

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Long-e International, Inc. (formerly known as Inncardio, Inc.) (the “Company”) is a holding company of Long-e International Group Co., Ltd. (“LIG”), which, through its variable interest entity (“VIE”), Shenzhen Agilon Science And Technology Co., Ltd (now known as Long-e Technology (Shenzhen) Co., Ltd. as of March 16, 2007) (“Agilon”), engages in research, development, production, marketing and sales of automotive electronic products, including automotive safety and security systems. All current operations and assets of Agilon are located in the PRC.

On November 30, 2006, Inncardio, Inc. (renamed Long-e International, Inc. on December 21, 2006 and hereinafter referred to as “Inncardio”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG and its shareholders. The Share Exchange was closed effective as of December 29, 2006. Pursuant to the Exchange Agreement, Inncardio issued 20,606,200 shares of its common stock to LIG’s shareholders and/or their designees in exchange for 100% of the outstanding equity interests of LIG (the “Share Exchange”). In connection with the Share Exchange and the Private Placement (as further described below and in note 12), Inncardio and an Inncardio shareholder agreed to cancel an aggregate of 35,000 shares of outstanding Inncardio common stock and to convert $325,304 of Inncardio’s outstanding debt into 5,312,121 shares of common stock (“Inncardio Indebtedness Conversion”) such that there were 5,367,800 shares of Inncardio common stock outstanding immediately prior to the closing of the Share Exchange.

On September 22, 2006, prior to the Share Exchange, LIG received gross proceeds of $500,000 in a bridge financing transaction (“Bridge Financing”), in which it issued a three-year secured convertible promissory note in an aggregate principal amount of $500,000 (“Bridge Note”) and sold the lender warrants to purchase additional shares of LIG (“Bridge Warrants”). In connection with the Exchange Agreement, Inncardio assumed the Bridge Note and the Bridge Warrants.

Concurrent with the closing of the Share Exchange, Long-e effected a private placement transaction (“Private Placement”, pursuant to which Long-e sold an aggregate of 5,285,714 shares of common stock along with 5,278,570 five-year warrants. Of such shares, 3,500,000 were sold for cash at a per share price of $0.40 and 1,785,714 shares were issued upon conversion of the outstanding Bridge Note from the Bridge Financing at a per share price of $0.28.

Immediately following the closing of the Share Exchange and the Private Placement, Long-e had 31,259,714 outstanding shares of common stock, outstanding warrants to purchase up to an aggregate of 6,807,141 shares of its common stock, no outstanding options to purchase its common stock. The prior LIG shareholders and/or their designees owned approximately 65.9%, the pre-existing shareholders of Inncardio owned approximately 17.2%, and investors in the Private Placement purchased approximately 16.9% of the issued and outstanding common stock of Long-e.

The Share Exchange resulted in a change-in-control of Inncardio by prior LIG shareholders and/or their designees and the assumption of LIG’s operations and liabilities, including those of Agilon (see below). In connection with the change-in-control, the Board of Directors and management of LIG have become the Board of Directors and management of Inncardio.

In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission (SEC), upon closing of the Share Exchange, Inncardio (the legal acquirer) has been considered the accounting acquiree and LIG (the legal acquiree) has been considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of LIG, with the assets and liabilities, and revenues and expenses, of Inncardio being included effective from the date of consummation of the Share Exchange. Long-e has been deemed to be a continuation of the business of LIG. The outstanding stock of Inncardio prior to the Share Exchange has been accounted for at their net book value and no goodwill has been recognized.

LIG was incorporated in the British Virgin Islands on May 23, 2006. On June 22, 2006, LIG entered into an agreement to acquire 100% of the equity of Agilon for a total cash consideration of $578,000 (RMB 4,800,000) from the former majority shareholders of Agilon. To fund LIG’s acquisition of Agilon, these former majority shareholders agreed to provide an interest-free loan to LIG of the same amount of $578,000 (RMB 4,800,000). For the purpose of this transaction, these former shareholders had established a majority ownership in the Company in May 2006. On May 23, 2006, they acquired new shares issued by the Company, and collectively established a 100% ownership in the Company. On June 29, 2006, the Company received approval from the Economic and Trade Bureau of Shenzhen, the People’s Republic of China (the “PRC”), on the acquisition of Agilon. This transaction has been accounted for as recapitalization of Agilon with no adjustment to the historical basis of the assets and liabilities of Agilon and the operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements have been prepared as if LIG had been in existence since the beginning of the earliest period presented and throughout the whole periods covered by these financial statements.

Agilon was established as a domestic limited liability company on December 21, 2000 upon the issuing of a license by the Administration for Industry and Commerce in Shenzhen, the PRC with an operating period of 10 years to December 21, 2010. Upon LIG’s acquisition of 100% of the equity of Agilon in June 2006, approval was granted by the Economic and Trade Bureau of Shenzhen for Agilon to become a Wholly Foreign Owned Enterprise.

LIG is an investment holding company and has not carried on any substantive operations of its own, except for the acquisition of Agilon.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Preparation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC for annual financial statements.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Group as of December 31, 2006 and 2005 and the results of operations and cashflow for the years ended December 31, 2006 and 2005, respectively.

b. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively referenced throughout as the “Group”). Significant intercompany transactions have been eliminated on consolidation.

c. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d. Fair values of financial instruments

The Group values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Group, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Group could realize in a current market exchange.

The Group’s financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short term loans, government loans, and short-term related party loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

e. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f. Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Group uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made. Accounts receivables were net of allowances of $286,096 and $126,678, respectively as of December 31, 2006 and 2005.

g. Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

h. Property and Equipment

Plant and equipment are initially recognized recorded at cost. Gains or losses on disposals are reflected as gain or loss in the period of disposal. The cost of improvements that extend the life of plant and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Production Machinery and Equipment	8 years

Leasehold Improvements	10 years

Office and Other Equipment	5 years

Automobiles	5 years

i. Impairment of Long-Lived Assets

The Group accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j. Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Group had comprehensive income of $172,074 and $32,911 for the year ended December 31, 2006 and 2005, respectively. The comprehensive income arose from the changes in foreign currency exchange rates.

k. Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Group’s current operations are carried out in China.

l. Revenue recognition

The Group generates revenues from the sales of auto electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

m. Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Group will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

n. Research and development costs

Research and development costs are expensed to operations as incurred. During the years ended December 31, 2006 and 2005, a total of $578,789 and $102,378, respectively, of salaries were incurred for research and development purposes which had been expensed in the accompanying statements of operations.

o. Income taxes

The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

p. Foreign currency translation

The Group uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. Agilon maintains its books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, the Group translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Group’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2006		December 31, 2005
Balance sheet items, except for the registered and paid-up capital, as of year end	$	US0.12792:RMB1	$	US0.124:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	$	US0.12528:RMB1	$	US0.122:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q. Related parties

A party is considered to be related to the Group if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Group. Related parties also include principal owners of the Group, its management, members of the immediate families of principal owners of the Group and its management and other parties with which the Group may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

r. Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Group’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets” this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

• Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

• Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable
.
• Permits an entity to choose 'Amortization method' or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

• Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006.

The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Group’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Group’s consolidated results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No.48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard will have no impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Group’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

3.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Group to concentrations of credit risk, consist of cash, accounts and other receivables as of December 31, 2006 and 2005. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2006 and 2005, respectively, respectively the Group’s bank deposits were 59% and 100% placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the years ended December 31, 2006 and 2005, approximately 90% and 70%, respectively, of the Group’s sales were made to customers located in the PRC. In addition, approximately 96% and 90% of accounts receivables as of December 31, 2006 and 2005 respectively also arose from customers located in the PRC.

Other than the largest customer who accounted for approximately 17% and 18% of the Group’s total revenue for the years ended December 31, 2006 and 2005, respectively, no single external customer exceeded 10% of the Group’s total revenue for the years ended December 31, 2006 and 2005.

4.	INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials and packing materials	$741,356	$786,790
Raw materials on consignment at subcontractors	1,342,173	385,268
Finished goods	337,270	81,314
Work-in-progress	39,275	-
Consumables	86	5,702

	2,460,160	1,259,074

Less: Allowance for obsolescence	(341,787)	(331,590)

Total	$2,118,373	$927,484

5.	NOTES RECEIVABLE FROM SHAREHOLDERS

Notes receivables represented unsecured and non-interest-bearing notes receivable from Mr. Liu Jingjun and Mr. Xu Jiafa. The remaining balances as of December 31, 2006 and 2005 were $0 and $10,000, respectively.

6.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2006	2005

Production Machinery and Equipment	$1,593,887	$1,142,550
Leasehold Improvements	124,441	142,289
Office and Other Equipment	83,523	403,924
Automobiles	67,687	63,587

	1,869,538	1,752,350

Less: Accumulated depreciation	(780,411)	(541,447)

	$1,089,127	$1,210,903

All automobiles are pledged to a bank as security against a bank loan. See Note 8. Accumulated depreciation of such motor vehicles amounted to $47,962 and $33,260 as of December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, production machinery and equipment with cost value of $ 366,730 and net book value of $336,054, which mainly comprised outdated moldings, had been scrapped and sold for $251.

The loss on disposal of property, plant and equipment were $335,803 and $nil for the years ended December 31, 2006 and 2005, respectively.

The depreciation expense was $384,440 and $231,390 for the years ended December 31, 2006 and 2005, and is broken down as follows:

	December 31,
	2006	2005

Cost of sales	158,462	97,537

Operating expense	225,978	133,853

Total	$384,440	$231,390

7.	INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

	December 31,
	2006	2005

Computerized ERP System	109,246	-

Less: Accumulated amortization	(13,382)	-

	$95,864	$-

Amortization expense of $9,301 was charged to cost of sales and $4,081 to operations.

8.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	December 31,
	2006	2005
6.138% Bank loan, due by installments up to February 11, 2006	$-	$12,591
6.435% Bank loan, due by installments up to June 29, 2007 (a)	94,905	203,217
7.254% Bank loan, due in one lump sum on March 1, 2006	-	24,782
7.254% Bank loan, due in one lump sum on March 1, 2006	-	223,043

Total short-term bank loans	$94,905	$463,633

(a)	The bank loan was secured by the Group’s automobiles. See note 6.

Interest expenses rising from these loans for the years ended December 31, 2006 and 2005 amounted to $14,862 and $105,837, respectively.

9.	OTHER SHORT-TERM LOANS FROM INDIVIDUALS

Other short-term loans from individuals consist of the following:

	December 31,
	2006	2005
Interest-free, unsecured loans, no fixed terms of repayment	$765,271	$197,269
48% unsecured loan, due on February 15, 2007	64,125	-
Total short-term loans from individuals	$829,396	$197,269

Interest expenses rising from these loans for the years ended December 31, 2006 and 2005 amounted to $47,249 and $0, respectively.

10.	GOVERNMENT LOANS

Government loans consist of the following:
	December 31,
	2006	2005
Interest-free, unsecured government loans, due in one lump sum in February 2005 (a)	$96,170	$92,934
Interest-free, secured government loan, due in one lump sum on January 21, 2007 (b)	153,900	148,695
Total government loans	250,070	241,629
Less: current maturities included in short term loans	(250,070)	(92,934)

Long-term government loans	$-	$148,695

(a)
The Group defaulted on the lump-sum payment of this government loan, which was past due in February 2005. The lending government bureau did not call in the loan, nor did it take any proceedings in this regard. The Group fully settled the loan on January 19, 2007 and the government bureau did not impose any overdue interest or penalty.

(b)
These government loans were secured by a corporate guarantee given by a stockholder. This loan was fully repaid on February 27, 2007 and the government bureau did not impose any overdue interest or penalty.

All of the government loans were granted by local government bureaus in the PRC for the purposes of funding the Group’s new product development projects.

11.	OUTSTANDING WARRANTS AND OPTIONS

Through a private placement (the “Private Placement”) on December 29, 2006, Company issued an aggregate of 5,278,570 five-year warrants consisting of Series A Warrants exercisable at $0.48 per share and Series B Warrants exercisable at $0.60 per share. An aggregate of 1,778,570 of these five year warrants, consisting of 889,285 Series A warrant and 889,285 Series B Warrants were issued in relation to the conversion of a convertible promissory note issued by LIG in 2006. The warrants were issued further to a Securities Purchase Agreement dated December 29, 2006.

In addition, upon completion of the Share Exchange discussed in Note 12 below and the conversion of LIG’s 2006 note, a related warrant held by the former noteholder became exercisable for 1,000,000 shares of the Company’s common stock at $0.28 per share.

The company also issued 528,571 5-year warrants with an exercise price of $0.40 per share to the placement agent engaged to assist in the Share Exchange and Private Placement.

Total outstanding warrants as of December 31, 2006 and 2005 were 6,807,141 and 0, respectively.

The following summarizes the Company’s warrants outstanding as of December 31, 2006:

Description	Exercise period	Underlying shares	Exercise price

Bridge Warrants	5 years from September 26, 2006 to September 25, 2011	1,000,000	$0.28
Series A Warrants issued with Cash Shares from Private Placement	5 years from December 29, 2006 to December 28, 2011	1,750,000	$0.48
Series B Warrants issued with Cash Shares from Private Placement	5 years from December 29, 2006 to December 28, 2011	1,750,000	$0.60
Series A Warrants issued with Debt Conversion Shares	5 years from December 29, 2006 to December 28, 2011	889,285	$0.48
Series B Warrants issued with Debt Conversion Shares	5 years from December 29, 2006 to December 28, 2011	889,285	$0.60
Warrants issued to the placement and co-placement agents for the Private Placement	5 years from December 29, 2006 to December 28, 2011	528,571	$0.40
		6,807,141

Following the Model of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Warrants, that are considered freestanding instruments, are classified as equity instruments and included in additional paid-in capital.

As of December31, 2006 and 2005, the Company did not have an approved equity incentive plan and had no options outstanding.

12.	OTHER CAPITAL TRANSACTIONS

On December 29, 2006, the Company completed a stock exchange transaction with the stockholders of LIG for 100% of the equity interests of LIG, in which it issued 20,661,879 shares of its common stock. In connection with the Share Exchange and a Private Placement, Inncardio and an Inncardio shareholder agreed to cancel an aggregate of 35,000 shares of outstanding Inncardio common stock. In addition, certain debtholders of Inncardio transferred for approximately $872,000 an aggregate of $325,304 of pre-existing debt to certain third parties. Inncardio agreed with these debtholders to convert said $325,304 of Inncardio’s outstanding debt into 5,312,121 shares of Inncardio common stock such that there were 5,367,800 shares of Inncardio common stock outstanding immediately prior to the Share Exchange and Private Placement. Dong Chen, a director of Long-e, acquired $57,796.48 of such indebtedness and converted it into 943,800 shares of Inncardio common stock. The shares issued upon this conversion are subject to lock-up agreements of varying length. Immediately after the closing of the Share Exchange and Private Placement, Inncardio changed its name to Long-e International, Inc. and had 31,259,714 outstanding shares of common stock, no outstanding options to purchase its common stock and outstanding warrants to purchase up to an aggregate of 6,807,141 shares of its common stock.

On December 29, 2006 the Company sold 3,500,000 shares of its common stock for $ 0.40 per share. As a result of the common stock being sold below the quoted market price, the Company recorded stock compensation expense of $2,345,000.

On December 29, 2006 the Company converted notes with a face value of $500,000 for common stock. As a result of the Beneficial Conversion feature on the notes, the Company recorded $1,410,715 of expense as discount on financial instruments.

On December 29, 2006 the Company recorded discount on financial instruments expense of $4,648,484 to record the issuance of warrants as detailed in Note 11. The warrants were valued using the Black Scholes Valuation Model.

13.	INCOME TAXES

LIG is loss making so it is not subject to US tax.

As a manufacturing enterprise established in Shenzhen, PRC, Agilon is currently entitled to a preferential Enterprise Income Tax (”EIT”) rate of 15%. Agilon is also entitled to an EIT holiday whereby it is to be exempted from EIT for the first two profit reporting years and a 50% reduction on the EIT rate for the following three consecutive years. Agilon’s EIT holiday commenced from the 2003 tax year.

The provision for taxes on earnings consisted of:

	Year ended December 31,
	2006	2005
Current income tax expenses:
PRC Enterprise Income Tax	$274,235	81,026
United States Federal Income Tax	-	-
Total	$274,235	81,026

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	Year ended December 31,
	2006	2005

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	15%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(7.5%)

Provision for income tax	7.5%	7.5%

No material deferred tax liabilities or assets existed as of either December 31, 2006 or 2005.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings in the PRC may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

14.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, The Group had the following balances with related parties.

	December 31,
	2006	2005
Due from related parties:
Mr. Chu Jian, a director	$-	$41,849
Mr. Yin Zhongjun, a stockholder	-	58,622
Ms. Li Xiangdong, VP, Finance of Agilon	552	-
Mr. Xu Jiafa, VP, Production of Agilon	496	4,086
Mr. Jin Yushan, a stockholder	-	7,230
Mr. Liu Jingyun, a stockholder	-	6,408
Mr. Li Huamin, a stockholder	-	4,500
Shenzhen Chefu Co., Ltd., a stockholder	-	16,304
Due from related parties	$1,048	$138,999

Due to related parties:
Mr. Bu Shengfu, CEO	$223,224	$61,501
Mr. Chen Dong, a director	102,260	-
Mr. Wang Qing, VP, Administration of Agilon	88	-
Mr. Li Huamin, a stockholder	31,120	-
Mr. Xu Jiafa, VP, Production of Agilon	28,254	-
Mr. Xu Rujiang, COO & GM of Agilon	4,512	-
Mr. Yin Zhongjun, Chief Engineer of Agilon	3,897	-
Due to related parties	$393,267	$61,501

The balances with the related parties represent advances to or loans from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(b)	Other transactions

On June 22, 2006, the Company entered into an agreement to acquire 100% of the equity of Agilon for a total cash consideration of $578,000(RMB4,800,000) from the former majority shareholders of Agilon. To fund the Company’s acquisition of Agilon, those former majority shareholders agreed to provide an interest-free loan to the Company of the same amount of $578,000 (RMB4,800,000). For the purpose of this transaction, on May 23, 2006, those former majority shareholders of Agilon also acquired new shares issued by the Company, and collectively established a 100% ownership immediately after these shares were issued. See also note 1.

(c)	Restructuring of LIG

Pursuant to LIG’s Memorandum of Association dated May 23, 2006, LIG is authorized to issue no more than 50,000 shares, of one Series And one series of shares, with or without a par value. At the time of LIG’s initial organization, LIG’s board of directors issued 50,000 shares of LIG, each designated as a $100.00 USD par value shares, and accepted promissory notes as partial payment for certain of the shares issued. Pursuant to LIG’s Articles of Association, the shares which were issued in exchange for such promissory notes, or some percentage thereof, remain subject to cancellation, forfeiture or other extinguishment during such time as any balance remains due on the promissory notes. Upon review of LIG’s capitalization and discussion of LIG’s actual financing needs with its members, the board of directors of LIG concluded it was in the best interests of LIG to extinguish the remaining debt outstanding pursuant to the promissory notes as of August 28, 2006, and cancel the 49,000 shares that remain unpaid in relation to the outstanding balances on the notes. Subsequently, pursuant to the joint resolutions of the members and board of directors of the Company dated August 28, 2006, the members and directors resolved, among others:

(i)
to continue to recognize the Notes totaling $10,000 receivable from Mr. Liu Jingjun and Mr. Xu Jiafa, which remain outstanding, as valid consideration received in exchange of certain shares issued on May 23, 2006. The Notes were fully settled in October 2006;

(ii)	to extinguish $4,900,000 of the remaining debt outstanding under the Notes and, concurrently, cancel an aggregate of 49,000 shares outstanding.

As a result of these restructuring changes, prior to the Share Exchange, LIG had 1,000 shares, with $100.00 USD par value, outstanding.

(d)	Advisory Relationship with Chen Dong, a director of the Company

In September 2006, LIG entered into an agreement for consulting services related to LIG’s planned share exchange with a U.S. public reporting company, with Chen Dong, who upon consummation of the Share Exchange was appointed as a director of Long-e. Mr. Chen acquired $57,796.48 of indebtedness of Inncardio immediately prior to the closing of the Share Exchange and converted it into 943,800 shares of Inncardio’s common stock in connection with the Inncardio Indebtedness Conversion as discussed in note 1.

15.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Group’s operations are all carried out in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Group’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

16.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Group has entered into tenancy agreements for the lease of factory premises and staff dorms. The Group’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$520,675
2008	580,795
2009	525,778
2010	360,725
2011	360,725
For the year there after	60,121

Total	$2,408,818

Total rental expenses for the periods ended December 31, 2006 and 2005 amounted to $46,982 and $54,887, respectively.

(b)	Social insurances of Agilon’s employees

According to the prevailing laws and regulations of the PRC, Agilon is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, Agilon does not need to provide all employees with such social insurances, and has paid the social insurances for its employees who have completed three months’ continuous employment with Agilon.

In the event that any current or former employee files a complaint with the PRC government, Agilon may be subject to making up the social insurances as well as administrative fines. As the Group believes that these fines would not be material, no provision has been made in this regard.

(c)	Statutory Reserves

Based on the legal formation of the entities, Agilon is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund Once the total Statutory Surplus Reserve reaches 50% of the registered capital of Agilon, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

Before January 1, 2006, Agilon is also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare.

Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required. If Agilon provide the Statutory Surplus Welfare Fund, such amount shall be determined at the discretion of its board of directors.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the years ended December 31, 2006 and 2005, the Group made total appropriations to these statutory reserves of $759,596, and $303,341, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Group does not do so. These reserves are not distributable as cash dividends.

(d)	Registration Payment Arrangement

In connection with the Private Placement, which is more fully described in note 11, and pursuant to the Securities Purchase Agreement dated December 29, 2006, the Company and the investors entered into a Registration Rights Agreement, as amended and restated on January 25, 2007, whereby the Company is required to file a Registration Statement registering a portion of the shares issued in the Company’s Private Placement closed on December 29, 2006 within an agreed period. If the Company fails to satisfy certain agreed deadlines during the registration process, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of September 14, 2007, the registration has yet to be completed. In view of the penalty clause noted above, the Company has recognized approximately $525,000 as of September 12, 2007, as a liability for such penalty payments.

17.	SUBSEQUENT EVENTS

Effective as of January 25, 2007, the Company effected a second private placement transaction (the “Second Private Placement”). Pursuant to a Securities Purchase Agreement entered into with the investors, we sold and the investors purchased:

Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $5,353,000 convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share. Upon filing of a Certificate of Designations of Preferences, Rights and Limitations of the Company’s class of preferred stock with the Secretary of State of Utah, the Notes shall be convertible only into 13,382,500 shares of preferred stock, at a price of $0.40 per share. The Notes are payable on January 25, 2017, subject to automatic extension on a month by month basis. The Notes do not bear any interest.

Common Stock Purchase Warrants (the "Series A Warrant") entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share. The Series A Warrant is exercisable until January 25, 2012. The Series A Warrant has a "cashless exercise" feature, and the exercise price per share may be adjusted in response to the occurrence of certain triggering events. The Company may call the Series A Warrant if the closing market price of its common stock equals or exceeds $1.00 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Series A Warrant during such period.

Common Stock Purchase Warrants (the "Series B Warrant") to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share. The period of exercisability of the Series B Warrant, and the other material terms thereof, are the same as for the Series A Warrant, with the exception that the call feature is triggered if the closing market price of the Company's common stock equals or exceeds $1.20 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Series B Warrant during such period.

As of the date of this report, none of the Notes had been converted and none of the Series A or B Warrants from the Second Private Placement had been exercised, in whole or in part. After commissions and expenses, we received net cash proceeds approximately $4.79 million in the Second Private Placement.

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. As we failed to satisfy certain agreed deadlines during the registration process, we are obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the company, up to 20% of such investment in the aggregate.

As of September 14, 2007, the registration has yet to be completed. In view of the penalty clause noted above, the Company has recognized approximately $525,000 as of September 12, 2007, as a liability for such penalty payments.

On March 31, 2007 the Company entered into an Engagement Letter for investor relations services with CCG Investor Relations Partners, LLC (“CCG”) and issued to CCG, pursuant to that agreement, a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. As of September 14, 2007, CCG had not exercised any of the granted warrants.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on our Current Report on Form 8-K, dated January 8, 2007, effective as of December 29, 2006, concurrent with the closing of the Share Exchange, our board of directors accepted the resignation of Chisholm, Bierwolf & Nilson, LLC, the independent registered public accountants for Inncardio, Inc., and approved the engagement of GC Alliance Limited, Certified Public Accountants, as our independent registered public accounting firm.

As previously reported on our Current Report on Form 8-K, dated March 14, 2007, effective as of March 14, 2007, our board of directors accepted the resignation of GC Alliance Limited, Certified Public Accountants, as our independent registered public accounting firm, and approved the engagement of Schwartz Levitsky Feldman LLP, as our independent registered public accounting firm.

As previously reported on our Current Report on Form 8-K, dated April 27, 2007, effective as of April 27, 2007, our board of directors accepted the resignation of Schwartz Levitsky Feldman LLP, as our independent registered public accounting firm and, on May 2, 2007, our board of directors ratified the engagement of Yu and Associates CPA Corporation as our independent registered public accounting firm.

As previously reported on our Current Report on Form 8-K, filed May 21, 2007, effective as of May 9, 2007, Yu and Associates CPA Corporation resigned as our registered public accounting firm, as previously reported on our Current Report on Form 8-K dated June 25, 2007, as amended July 9, 2007, we engaged Kempisty and Company, Certified Public Accountants, P.C., as our new independent registered public accounting firm.

ITEM 8A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of December 31, 2006, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our Chief Executive Officer and Chief Financial Officer were unable to affirmatively conclude that our disclosure controls and procedures were effective as of December 31, 2006, as the Share Exchange (through which they first became officers of the public reporting entity) closed only two days prior to the end of the reporting period, and the public reporting entity did not previously have significant disclosure controls and procedures in place. Further, since the closing of the Share Exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and Agilon, required to be disclosed in our Exchange Act Filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since December 31, 2006, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, this annual report dose not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by results of the Securities and Exchange Commission deferring the requirement of reports for non-accelerated issuers, such as the Company, for fiscal years ended prior to December 15, 2007. Although our Chief Executive Officer and Chief Financial Officer are aware of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and sought to evaluate our internal controls as of December 31, 2006, they were unable to affirmatively conclude that our internal control over financial reporting was effective as of that date, although they did not identify any specific material weaknesses or significant deficiencies at the time. Since the closing of the Share Exchange just two days prior to the end of the reporting period marked a change in the business of the public reporting entity, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate our internal control over financial reporting , especially in relation to LIG and Agilon. Since December 31, 2006, our Chief Executive Officer, Chief Financial Officer and other members of the management team have been working to carefully evaluate, and where deemed necessary improve, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following individuals constitute our board of directors and executive management and were appointed to their current positions as of the close of the Share Exchange on December 29, 2006:

Name	Age	Positions
Bu Shengfu	40	President, Chief Executive Officer and Chairman of the Board of Directors
Xu Rujiang	44	Chief Operating Officer and Director
Liang Zhu	40	Chief Financial Officer, Secretary and Director
Liu Jingyun	37	Chief Technical Officer
Yin Zhongjun	38	Chief Engineer
Jin Yushan	51	Director
Chen Dong	45	Director

Bu Shengfu serves as our President, Chief Executive Officer and Chairman of the Board of Directors, and has served in the same capacities for Agilon since its inception in December 2000, and for LIG since May 2006. From July 1991 to November 2000, Mr. Bu worked at Shenzhen Seg Group, as an engineer and worked at Shenzhen Ju An Industrial Co., Ltd., as a General Manager. Mr. Bu holds a B.S. and a M.S. from Wuhan University.

Xu Rujiang serves as our Chief Operating Officer and a Director, and has served as Deputy General Manager and General Manager for Agilon since October 2003 and Chief Operating Officer for LIG since May 2006. From May 2001 to May 2002, Mr. Xu worked for Shenzhen Xiansheng Biology Technology Co., Ltd., as a Vice-General Manager, in charge of business operations. Mr. Xu also previously worked for Yongkang Health Products Corporation of Hong Kong Nanbei Xing Group from 1999 to 2001 as a manager and for the Shanxi Fenhe Industrial Administration Office from 1991 to 1996 as an office director. Mr. Xu has also been General Manager, a director and a principal shareholder of Shenzhen Chefu Industrial Development Co., Ltd., since October 1996, which is now a principal stockholder of ours. Mr. Xu is a graduate of the Shanxi Finance and Economics College.

Liang Zhu serves as our Chief Financial Officer, Secretary and as a director, and has served in the same capacities for us since May 2006. From May 2003 to March 2006, Mr. Liang was a Managing Director in the Investment and Mergers and Acquisitions Departments of First Capital Securities, a Chinese investment bank. From May 1997 to October 2002, Mr. Liang was Vice President and a director of China Eagle Securities Co., Ltd., another Chinese investment bank. Prior to that time, Mr. Liang had also worked for the Wuhan Municipal Government, Hubei, China. Mr. Liang holds a B.A. in Philosophy and a M.B.A. in Economics from Wuhan University, and has also taken advanced seminars on international finance and trade sponsored by the Ford Foundation at Fudan University and advanced international M.B.A. coursework through Ecole des Hautes Etudes Commerciales (HEC) (affiliated with University of Montreal, Canada) and the China-Canada Center in Beijing, China.

Liu Jingyun serves as our Chief Technical Officer, and has served as Chief Technical Officer of Agilon and LIG since June 2006, as well as a Director of Agilon from April 2002 through April 2006. From February 2004 to April 2006, Mr. Liu served as a Project Manager for Techride Co., Ltd., Canada, a company specializing in development of computer software. From October 2002 to October 2003, Mr. Liu also served as a Project Manager for Asigra Co., Ltd., Canada, another computer software company, and from January 2001 to October 2001 was employed by OI Commocni Que Co., Ltd., Canada as an engineer. Mr. Xu holds a B.S. and a M.S. in Physics and Radio Science from Wuhan University.

Yin Zhongjun serves as our Chief Engineer, and has served in the same capacity for Agilon since December 2000, and for LIG since May 2006, as well as serving as Chief Technical Officer for Agilon from December 2000 through June 2006. Prior to joining Agilon, Mr. Yin worked at Shenzhen Zhonghang Computer Company, and Shenzhen Jun’an Technological Company. Mr. Yin holds a B.S. and a M.S. in Physics and Radio Science from Wuhan University.

Jin Yushan serves as a Director, and has served in the same capacity for Agilon since April 2002, and for LIG since May 2006. Since April 2006, Mr. Jin has also been the Chairman of Julong Educational Technology Co., Ltd., which specializes in the development, production and sales of educational electronic instruments. From April 2005 to April 2006, Mr. Jin served as Chief Executive Officer of Shenzhen Huge Dragon Hi-tech Shares Co., Ltd., a company specializing in development, production, and sales of electronics. From April 2001 through March 2005, Mr. Jin served as Director and Vice-General Manager of Shenzhen Ovision Science & Technology Shares Co., Ltd., which specializes in the development, production and sales of digital media instruments. Mr. Jin holds a Bachelor of Economics from Hebei Geology College.

Chen Dong serves as a Director. Since November 1997, Mr. Chen has been the Chairman of Maple Leaf Enterprise Co., Ltd., which specializes in investment in industry. From April 1990 to October 1997, Mr. Chen served as a director for Neros International Group Co., Ltd., a Lithuanian investment company. From July 1982 to March 1990, Mr. Chen worked for the Ministry of Foreign Trade, China. Mr. Chen holds a M.S. in English from Jilin University.

Other Key Personnel

In addition to the directors and executive officers listed above, the following individuals play an integral role in our operations:

Li Xiangdong, 42, is our Principal Controller, and has served in the same capacity for Agilon since May 2003. From January 2001 to May 2003, Ms. Li worked as Finance Manager and Assistant General Manager at Shenzhen Yintai Industry Development Co., Ltd., an industrial company. Ms. Li has also formerly worked at the Wuhan Textile Industrial Bureau, Sanjiu Corporate Group, and Shenzhen Star Sea Co., Ltd. Ms. Li is also a principal shareholder and director of Shenzhen Chefu Industrial Development Co., Ltd., a principal stockholder of ours. Ms. Li holds a B.S. in accounting from Hubei Finance and Economics College.

Xu Jiafa, 44, is our Principal Production Officer, and has served in the same capacity for Agilon since January 2001. Mr. Xu holds a B.S. from Jilin University and a M.S. in Physics and Radio Science from Wuhan University.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management or other key personnel.

Legal Proceedings

To the best of our knowledge, none of our directors, executive officers, promoters or beneficial owners of greater than 10% of our common stock:

•
have had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	has been convicted in a criminal proceeding or become subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•
has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance With Section 16(a) of the Exchange Act

Our securities are currently registered under Section 12 of the Securities Exchange Act of 1934, as amended. As a result, and pursuant to Rule 16a-2, our directors and officers and holders of 10% or more of our common stock are currently required to file statements of beneficial ownership with regards to their ownership of our equity securities under Sections 13 or 16 of the Exchange Act. Since the closing of the Share Exchange when our current officers, directors and beneficial holders of 10% or more of our equity securities became subject to such requirement and to date, based solely upon a review of Forms 3, 4 and 5, and amendments thereto, it appears that all such reporting persons timely filed any reports required by Section 16(a).

However, during the 2006 fiscal year, Eric Thatcher, the sole officer and director of Inncardio, Inc., as the reporting entity was known prior to December 29, 2006, did not file a Form 3 reflecting his appointment to such positions, nor a Form 4 reporting his receipt of 1,000 shares as compensation for services as an officer and director. During the 2006 fiscal year, neither Business Growth Funding, Inc. nor Biar Capital Limited, each a holder at such time of 10% or more of the reporting entity’s common stock, filed a Form 3 reflecting its respective acquisition of such an equity position in the reporting entity. Prior to the closing of the Share Exchange, each of Business Growth Funding, Inc. and Mr. Thatcher provided written representations to us that it or he, respectively, did not engage in any market purchase or sales that would require reporting under Section 16 of the Exchange Act during the period in which it or he, respectively, was subject to this reporting obligation. These failures to file and the resulting representations provided were previously reported in the Information Statement on Schedule 14f-1 filed by the company on December 8, 2006.

Code of Ethics

As of December 31, 2006, we had not yet adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as there was previously a lack of perceived need for such a code by Inncardio, Inc., and such a code was not required for LIG. As of March 31, 2007, our board of directors unanimously approved a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all directors, officers and executive employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The purpose of the Code of Ethics is to promote honest and ethical conduct. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report, and is also available in print, without charge, upon written or telephonic request to our headquarters. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website at www.long-e.com.cn or in a report on Form 8-K, as required by applicable laws.

Committees of the Board of Directors

As of December 31, 2006, our board of directors did not maintain a separate audit, nominating or compensation committee, as prior to the Share Exchange the public reporting entity had no meaningful operations or employees, could not hire qualified independent directors and/or a financial expert and did not believe it had adequate financial resources to hire such directors. Functions customarily performed by such committees were performed by our board of directors as a whole. As of March 31, 2007, our board of directors unanimously approved the charters for an audit committee and a compensation committee, as described below, and appointed the board members identified below as members of these committees. Copies of these charters will be posted on our website or filed with the SEC shortly.

Audit Committee

As of March 31, 2007, our board of directors unanimously chartered our Audit Committee for the purpose of overseeing our accounting and financial reporting processes and the audits of our financial statements, and appointed Jin Yushan and Xu Rujiang as members of the Audit Committee. As Long-e is not traded on a national securities exchange, we are not a “listed issuer” as defined by Rule 10A-3, promulgated pursuant to the Exchange Act, and as such our Audit Committee is not subject to the membership limitations and requirements published by any of the self-regulatory organizations. However, Jin Yushan of the Audit Committee qualifies as “independent” pursuant to Rule 10A-3 promulgated under the Exchange Act and as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-B.

Compensation Committee

As of March 31, 2007, our board of directors unanimously chartered our Compensation Committee for the purpose of setting executive compensation levels and overseeing related administrative functions and disclosure requirements, and appointed Chen Dong and Liang Zhu as members of the Compensation Committee. As Long-e is not traded on a national securities exchange, our Compensation Committee is not subject to the membership limitations and requirements published by any of the self-regulatory organizations. However, Chen Dong qualifies as a "non-employee director" as defined by Rule 16b-3(b)(3) and an “outside director” pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Board Meetings and Shareholder Communications

Our board of directors may hold meetings or conduct our business and approve corporate action by the unanimous written consent of the directors. Holders of our securities may send communications to the board via mail addressed to the attention of our secretary at our principal executive offices. We have not yet established a policy with respect to directors’ attendance at any meetings of shareholders or a policy with respect to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2006 of our chief executive officer and our other four most highly compensated executive officers, including our wholly owned subsidiary Agilon (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year		Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
Bu Shengfu	2006		$11,671		$2,494	-		$14,165
President, Chief Executive Officer	2005		$11,759		-	$6,156	(1)	$17,915
Xu Rujiang	2006		$13,167		$2,494	-		$15,661
Chief Operating Officer	2005		$13,267		-	$4,523	(1)	$17,790
Liang Zhu	2006		$10,474		$2,494	-		$12,968
Chief Financial Officer, Secretary	2005	(2)	-		-	-		-
Yin Zhongjun	2006		$10,175		$2,494	-		$12,669
Chief Engineer	2005		$10,251		-	-		$10,251
Wang Qing	2006		$14,214		$2494	-		$16,708
Chief Administrative Officer	2005		$15,076	(3)	-	-		$15,076
Li Xiangdong	2006		$14,663		$2,494	-		$17,157
Principal Controller	2005		$10,251		-	$1,131	(1)	$11,382

(1) Represents subsidy provided for use of a car by chief executive officer, chief operating officer and principal controller, respectively.

(2) Liang Zhu began employment with LIG in March 2006.

(3) Represents rate of annual compensation; Mr. Wang began employment with LIG in October 2005 and received total salary of $3,750 for the periods worked through December 31, 2005. As of December 8, 2006, Mr. Wang transitioned from Chief Administrative Officer to a non-executive management position with LIG.

Equity Compensation Plan

As of December 31, 2006, we did not have an equity compensation plan, and had not issued any equity securities to our officers, directors or other employees as compensation for their services in such capacities.

On March 31, 2007, our board of directors approved the Long-e International, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”) which is designed to provide us maximum flexibility in providing equity incentives for executive officers and other employees, the non-employee members of our board of directors and independent consultants in Long-e’s service. Such incentives may be made available under the Equity Incentive Plan in the form of long-term option grants or through immediate stock issuances of vested or unvested shares of our common stock. Pursuant to the Equity Incentive Plan, 3,125,000 shares of common stock shall be reserved for issuance as equity incentives consistent with the terms and conditions of the Equity Incentive Plan. On April 4, 2007, we received the written consent of the holders of a majority of our outstanding common stock approving the adoption of the Equity Incentive Plan, however the Equity Incentive Plan will not become effective and no awards will be made pursuant to the Equity Incentive Plan until at least 20 calendar days after we have filed and mailed a definitive information statement on Schedule 14C to all of our shareholders, including details about the Equity Incentive Plan. To date, we have not yet completed this necessary filing and mailing and the Equity Incentive Plan is not yet effective.

Director Compensation

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity and there is no compensation payable for director services in the absence of such a policy. We intend to develop such a policy in the near future.

Employment and Severance Arrangements

Each of our executive officers and key personnel have employment agreements with Agilon and/or LIG. Each of these agreements carries a term of three years and is governed by the Labor Law of the People’s Republic of China  and the related rules and regulations (collectively, the “Chinese labor laws”), mandating a 8-hour workday, a 40 hour workweek, and guaranteeing at least one day off per week. Pursuant to these employment agreements, the employee is eligible for overtime if negotiated between the employee and employer, but such efforts are limited to no more than 3 hours per day and 36 hours total per month and shall be paid in accordance with the Chinese labor laws. These employment agreements also require us to pay pension, unemployment and other social insurance amounts, as well as sick leave and workers’ compensation according to Chinese labor laws and the additional rules and regulations of the Shenzhen Social Insurance Bureau. In addition, each employee receives three weeks of paid vacation per year.

These employment agreements may be terminated by the parties’ agreement. In addition, we may terminate the agreement if the employee is found to have seriously violated the employer’s rules and regulations, to have breached his or her duties to the employer causing significant damage to the employer’s interests, to have established an employment relationship with other employer concurrently adversely affecting the employment relationship governed by the agreement, or to be criminally liable for illegal behavior. We may also terminate the employment agreement with 30 days written notice to the employee if the employee cannot continue to perform the assigned function due to illness or work-related injury after the term of medical treatment expires (excluding the effects of pregnancy and post-partum recovery, or if the County Labor Appraisal Committee confirms the employee has lost all working ability, each of which are governed by Chinese labor law), or if the employer and employee cannot reach agreement on amended terms arising from the regulation of Article 16 of the Chinese Labor Law requiring the employee and employer to reach an agreement defining both parties’ legal rights and obligations, or under certain conditions associated with any potential or actual bankruptcy of ours. The employee may dissolve the agreement upon 30 days written notice to us, or immediately if we fail to provide working conditions according to the agreement, salary is not or cannot be paid timely and in full, we fail to pay for the necessary social insurances, or under other conditions stipulated by Chinese labor laws and other and administrative regulations. The agreement provides various economic remedies and indemnities dependant on the terminating party and the circumstances under which the employment agreement is terminated, including reimbursement by the employee of certain training expenses based on duration of employment.

These employment agreements also provide that the employee may not engage in any correlated business activity to our range of production and sales activities, and sets forth a strict penalty provision for violation of this clause. In addition, each employee is required to maintain our trade secrets and other business information in confidence. If any labor dispute arises during the duration of the employment agreement, the parties may seek mediation by our labor dispute resolution committee. If such mediation fails, or if the party wishes to apply directly, a party may request arbitration in front of the Labor Dispute Arbitration Committee.

Benefit Plans and Arrangements

Pursuant to the regulations of the Shenzhen Social Insurance Bureau, Agilon pays for various forms of required social insurance for our workforce, including:

•
Endowment Insurance. This insurance provides retired employees a pension meant to cover primary living expenses. The amount paid out to such retirees depends on the amounts accumulated over the course of the individual’s employment. Agilon pays 9% of the total average urban salary over the last year for each employee who is a local citizen and 8% for each employee residing outside of Shenzhen to the endowment insurance account for our employees.

•
Medical Insurance. This insurance ensures employees will be able to obtain medical treatment from the social insurance organization. Agilon pays 6.5% of the total average urban salary over the last year to the social public insurance account for each employee who is a local citizen and 1.67% for each employee residing outside of Shenzhen.

•	Employment Injury Insurance. This insurance ensures the medical treatment of and compensation for workplace injuries. Agilon pays 1% of the salary of each employee to this social insurance account.

•
Unemployment Insurance. This insurance ensures support for an employee during a period of unemployment. Agilon pays 0.66% of the total average urban salary over the last year per employee to this social public insurance account.

•
Birth Insurance. This insurance provides coverage for female employees regarding risks arising from pregnancy and childbirth. Agilon pays for all birth-related expenses via an independent birth insurance account.

Each Agilon employee is also entitled to take a paid marriage holiday, maternity leave and family leave, and is also entitled to apply for welfare support. Employees also enjoy a structured system of salary raises every year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the reporting date are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of December 31, 2006, we had 31,259,714 issued and outstanding shares of common stock, no options to purchase shares of common stock, and warrants to purchase up to 6,807,141 shares of common stock. As of January 25, 2007, upon the closing of the Second Private Placement, we had 31,259,714 issued and outstanding shares of common stock, no options to purchase shares of common stock, and warrants to purchase up to 20,189,641 shares of common stock, and notes convertible into up to 13,382,500 shares of common stock. On March 31, 2007, we executed an agreement for investor relations services with CCG Elite, pursuant to which we issued a warrant to purchase 125,000 shares of our common stock, vesting 25% immediately and 25% on each of July 1, 2007, September 1, 2007 and January 1, 2008. Thus, as of September 14, 2007, we have 31,259,714 issued and outstanding shares of common stock, no options outstanding, outstanding warrants to purchase up to 20,314,641 shares of common stock and notes convertible into up to 13,382,500 shares of common stock.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 14, 2007, based on 31,259,714 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Long-e International, Inc., C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class
Executive Officers and Directors:
Bu Shengfu	President, Chief Executive Officer and Chairman of the Board of Directors	3,655,800		11.69%
Xu Rujiang	Chief Operating Officer and Director	__	(1)	__
Liang Zhu	Chief Financial Officer, Secretary and Director	200,000		*
Liu Jingyun	Chief Technical Officer	1,199,900		3.84%
Yin Zhongjun	Chief Engineer	1,975,000		6.32%
Jin Yushan	Director	2,120,300		6.78%
Chen Dong	Director	943,800		3.02%
All executive officers and directors as a group (7 persons)		10,094,800		32.29%

5% or Greater Beneficial Owners:
MidSouth Investor Fund L.P. 1776 Peachtree Street NW Suite 412 North Atlanta, Georgia 30309		4,564,284	(2)	13.41%
Shenzhen Chefu Industrial Development Co., Ltd. (1)		3,533,300		11.30%
Vision Opportunity Master Fund, Ltd. 20 W. 55th St. 5th Floor New York, NY 10019		3,193,550	(3)	9.99%
Barron Partners L.P. 730 Fifth Avenue, 9th Floor New York, NY 10019		3,434,500	(4)	9.90%
WestPark Capital, Inc. 1900 Avenue of the Stars Suite 310 Los Angeles, California 90067		2,568,675	(5)	7.96%
JCAR Funds, Ltd. 205-3740 Chatham Street Richmond, BC V7E 2Z3		2,000,000	(6)	6.01%

* Less than one percent (1%)

(1) Xu Rujiang is a principal shareholder and director of Shenzhen Chefu Industrial Development Co., Ltd., but does hold a significant enough interest to exercise direct or indirect voting or investment power over our securities held by Shenzhen Chefu Industrial Development Co., Ltd.

(2) Includes Series A Warrants to purchase 889,285 shares of common stock at $0.48 per share, Series B Warrants to purchase 889,285 shares of common stock at $0.60 per share, and Bridge Warrants to purchase 1,000,000 shares of common stock at $0.28 per share issued in the Bridge Financing. A, exercisable within 60 days of the date hereof.

(3) Includes 693,550 shares of common stock issuable upon exercise of Series A or Series B warrants and/or conversion of an outstanding convertible note, exercisable or convertible within 60 days of the date hereof; excludes up to 6,556,450 shares issuable upon exercise of additional Series A and Series B warrants and/or conversion of an outstanding convertible note, not exercisable within said 60-day period further to the terms thereof.

(4) Includes 3,434,500 shares of common stock issuable upon exercise of Series A or Series B warrants and/or conversion of an outstanding convertible note, exercisable or convertible within 60 days of the date hereof; excludes up to 13,565,500 shares issuable upon exercise of additional Series A and Series B warrants and/or conversion of an outstanding convertible note, not exercisable within said 60-day period further to the terms thereof.

(5) Includes Placement Agent warrants to purchase 393,571 shares of common stock at $0.40 per share exercisable within 60 days of the date hereof. Also includes Series A Warrants to purchase 312,500 shares of common stock at $0.48 per share and Series B Warrants to purchase 312,500 shares of common stock at $0.60 per share purchased by WestPark Capital Financial Services, LLC, the parent company of WestPark Capital, Inc., in the Private Placement closed December 29, 2006, exercisable within 60 days of the date hereof.

(6) Includes 1,000,000 shares of common stock issuable upon exercise of an outstanding convertible note and 1,000,000 shares issuable upon exercise of Series A or Series B warrants, all convertible or excercisable within 60 days of the date hereof.

Change in Control

As of the date of this filing, we have not made any arrangements nor do we intend to make any arrangements that would result in a change-of-control of the Company.

Equity Compensation Plan and Option Issuances

As of December 31, 2006, we did not have an equity compensation plan, and had not issued any equity securities to our officers, directors or other employees as compensation for their services in such capacities. On March 31, 2007, our board of directors approved the Long-e International, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”), which is described in Item 10. Executive Compensation, above. On April 4, 2007, we received the written consent of the holders of a majority of our outstanding common stock approving the adoption of the Equity Incentive Plan, however the Equity Incentive Plan is not yet effective and no issuances may be made or have been made pursuant to the Equity Incentive Plan at this time.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Interlocking Directorships

We have interlocking executive officer and director positions with our wholly-owned subsidiaries LIG and Agilon. A further description of our executive officer and director positions can be found under Item 9. Directors, Executive Officers, Promoters and Control Persons, above.

WestPark Capital, Inc.

WestPark Capital, Inc. (“WestPark”) acted as an advisor in connection the Share Exchange and as placement agent in connection with the Bridge Financing, the Private Placement, and the Second Private Placement. For its services as placement agent, WestPark was paid a fee equal to $100,000 in conjunction with the Share Exchange, a fee equal to 3%, or approximately $15,000, of the gross proceeds from the Bridge Financing, a fee equal to 10%, or approximately $190,000, of the gross proceeds from the Private Placement, and a fee equal to 9%, or approximately $306,500, of the gross proceeds from the Second Private Placement; this includes $25,000 from the $250,000 invested by WestPark Capital Financial Services, LLC, the parent company of WestPark, in the Private Placement as described below. In addition, in conjunction with the Share Exchange and the Private Placement, we agreed to issue WestPark and any co-placement agent five-year warrants to purchase up to 10% of the shares of common stock sold further to the private placement at per share exercise price of $0.40. In addition, WestPark Capital, Inc. and our affiliates participated as an investor in the Private Placement for an aggregate of $250,000 of Shares.

Upon completion of the Second Private Placement, WestPark Capital, Inc. and its affiliates own 2,568,675 shares of our common stock and Warrants to purchase up to 1,018,571 shares of our common stock. In the initial Private Placement, a co-placement agent, Linear Group, LLC, received 468,896 shares of our common stock, and co-placement agent New York Global Securities, Inc. received five-year warrants to purchase 135,000 shares of common stock at a per share exercise price of $0.40. The shares underlying the Placement Agent Warrants have demand registration and piggyback rights and a cashless exercise provision. In addition, WestPark will continue to serve as a consultant to us regarding financial strategies for six months post-Closing.

Purchase of Agilon

Long-e International Group Co., Ltd. (“LIG”) was incorporated in May 2006 for the purpose of acquiring Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“Agilon”). On June 22, 2006, LIG entered a Share Transfer Agreement with the shareholders of Agilon, many of whom are also members of LIG, shareholders of ours, and/or officers or directors of one or more of us, LIG and Agilon. Under the Share Transfer Agreement, LIG agreed to pay the Agilon shareholders total cash consideration of approximately $578,000 for their outstanding shares. Such acquisition received final approval on June 29, 2006, and Agilon became a wholly-owned subsidiary of LIG, now held by us. However, under the terms of the Share Transfer Agreement, the cash consideration due to the former Agilon shareholders is payable in three installments; LIG paid the first installment of $86,747 in July 2006, and the subsequent installments of $260,241 and $231,325 were due in September 2006 and December 2006, respectively. However, in conjunction with the LIG restructuring completed in August 2006, as discussed below, the former Agilon shareholders forgave the payment of the September and December 2006 payments owed.

Restructuring of LIG

Pursuant to LIG’s Memorandum of Association dated May 23, 2006, LIG is authorized to issue no more than 50,000 shares, of one series, with or without a par value. At the time of LIG’s initial organization, LIG’s board of directors issued 50,000 shares of LIG, designated as $100.00 USD par value shares, and accepted promissory notes as partial payment for certain of the shares issued. Pursuant to LIG’s Articles of Association, the shares which were issued in exchange for such promissory notes, or some percentage thereof, remain subject to cancellation, forfeiture or other extinguishment during such time as any balance remains due on the promissory notes. Upon review of LIG’s capitalization and discussion of LIG’s actual financing needs with our members, the board of directors of LIG concluded it was in the best interests of LIG to extinguish the remaining debt outstanding pursuant to the promissory notes as of August 28, 2006, and cancel the 49,000 shares that remain unpaid in relation to the outstanding balances on the notes. The members of LIG approved the cancellation of the unpaid promissory note balances and the related unpaid shares on August 28, 2006. As a result of these restructuring changes, prior to the Share Exchange, LIG had 1,000 shares, with $100.00 USD par value, outstanding, which are now held wholly by the Company subsequent to the Share Exchange.

Advisory Relationship with Chen Dong

In September 2006, LIG entered an agreement for consulting services related to LIG’s planned share exchange with a U.S. public reporting company, with Chen Dong, who upon consummation of the Share Exchange was appointed as one of our directors. Mr. Chen acquired $57,796.48 of indebtedness in connection with the acquisition of indebtedness of Inncardio and converted it into 943,800 shares of Inncardio’s common stock in conjunction with the Share Exchange.

Director Independence

As Long-e is not quoted on one of the national securities exchanges, it is not subject to any director independence requirements. Of our present directors, we believe Jin Yushan and Chen Dong presently qualify as independent directors pursuant to Rule 10A-3 promulgated under the Exchange Act; the other directors are currently not deemed independent due to their affiliation with us as employees.

ITEM 13.    EXHIBITS.

Exhibit Number		Description of Document
2.1	(a)
Share Exchange Agreement, dated as of November 30, 2006, by and among Inncardio, Inc., Long-e International Group Co., Ltd., and certain shareholders of Long-e International Group Co., Ltd. (incorporated by reference to Exhibit 2.1(a) in registrant’s Current Report on Form 8-K filed on January 8, 2007)

(b)
Amendment No. 1 to Share Exchange Agreement dated as of December 29, 2006, by and among Inncardio, Inc., Long-e International Group Co., Ltd., and certain shareholders of Long-e International Group Co., Ltd. (incorporated by reference to Exhibit 2.1(b) in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.(I) in registrant’s registration statement on Form 10-SB/A filed on January 21, 2000 (SEC File No. 000-28727)

	(b)	Articles of Amendment effective March 1, 2005

	(c)	Articles of Amendment effective December 21, 2006 (incorporated by reference to Exhibit 3.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.2		Bylaws effective November 1, 2006

4.1		Convertible Promissory Note issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.2		Bridge Financing Warrant issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.3
Form of Series A Warrants issued to purchasers listed in Securities Purchase Agreement dated December 29, 2006 (Exhibit 10.3 herein) (incorporated by reference to Exhibit 4.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.4
Form of Series B Warrants issued to purchasers listed in Securities Purchase Agreement dated December 29, 2006 (Exhibit 10.3 herein) (incorporated by reference to Exhibit 4.4 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.5		Form of WestPark Placement Warrants issued in December 2006 (incorporated by reference to Exhibit 4.5 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

Exhibit Number		Description of Document
4.6		Registration Rights Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.7
Form of Convertible Note issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.8
Form of Series A Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.9
Form of Series B Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.10		Amended and Restated Registration Rights Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.11		Specimen common stock certificate for Long-e International, Inc.

10.1		Note and Warrant Purchase Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.2		Security Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.3		Securities Purchase Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.4		Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.5		Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.6		Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.7	*	Form of Officer and Senior Manager Employment Agreement, with schedule of signatories and dates of execution (translated)

10.8		Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated)

10.9		Lease Agreement for Manufacturing and Office Space in Huhan Chuangxin Block, Hi-Tech Industry Zone, Shenzhen dated July 15, 2006 (translated)

14.1		Long-e International, Inc. Code of Business Conduct and Ethics, adopted March 31, 2007

21.1		Subsidiaries of the registrant

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Designates management contract, compensatory plan or arrangement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

GC Alliance Limited, Certified Public Accountants, provided audit services for LIG and Agilon for the 2005 fiscal year. Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”) provided audit services for Long-e, including LIG and Agilon, for the 2006 fiscal year.

	2006 Fees	2005 Fees
Audit Fees (1)	$94,128	$30,000
Audit−Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1) ”Audit Fees” consist of fees billed for professional services rendered for the audit of the Long-e’s annual financial statements for the year ended December 31, 2006 and LIG’s annual financial statements for the year ended December 31, 2005, and for the review of LIG’s interim financial statements and services performed during 2006 and 2005 that are normally provided by the Registrant’s principal accountants in connection with statutory and regulatory filings or engagements. Long-e paid $94,000 for the audit of the its annual financial statements for the years ended December 31, 2006, and $5,000 for the review of its interim financial statements included in the Current Report on Form 8-K filed January 8, 2007 reporting the Share Exchange and related transactions. LIG paid $30,000 for the audit of its annual financial statements for the year ended December 31, 2005.

Pre-Approval Policy

From inception through March 31, 2007, we did not have an audit committee. Our board of directors as a whole pre-approved all services provided by our auditors. On March 31, 2007, our board of directors chartered an audit committee and appointed its initial members. Prior to the engagement of Kempisty & Company for any non-audit or non-audit related services, the audit committee must conclude that such services are compatible with the independence of Kempisty & Company as our auditors.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONG-E INTERNATIONAL, INC.

Date October 11, 2007	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date October 11, 2007	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Liang Zhu and Bu Shengfu, signing singly, his true and lawful attorney-in-fact and agent with full power of power substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign this Annual Report on Form 10-KSB, and to file any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and all documents in connection therewith, with Securities and Exchange Commission, granting unto said attorney-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent thereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date October 11, 2007	/s/ Bu Shengfu Bu Shengfu, Director

Date October 11, 2007	/s/ Liang Zhu Liang Zhu, Director

Date October 11, 2007	/s/ Xu Rujiang Xu Rujiang, Director

Date October 11, 2007	/s/ Jin Yushan Jin Yushan, Director

Date October 11, 2007	/s/ Chen Dong Chen Dong, Director

Exhibit Index

Exhibit Number		Description of Document
2.1	(a)
Share Exchange Agreement, dated as of November 30, 2006, by and among Inncardio, Inc., Long-e International Group Co., Ltd., and certain shareholders of Long-e International Group Co., Ltd. (incorporated by reference to Exhibit 2.1(a) in registrant’s Current Report on Form 8-K filed on January 8, 2007)

(b)
Amendment No. 1 to Share Exchange Agreement dated as of December 29, 2006, by and among Inncardio, Inc., Long-e International Group Co., Ltd., and certain shareholders of Long-e International Group Co., Ltd. (incorporated by reference to Exhibit 2.1(b) in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.(I) in registrant’s registration statement on Form 10-SB/A filed on January 21, 2000 (SEC File No. 000-28727)

	(b)	Articles of Amendment effective March 1, 2005

	(c)	Articles of Amendment effective December 21, 2006 (incorporated by reference to Exhibit 3.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.2		Bylaws effective November 1, 2006

4.1		Convertible Promissory Note issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.2		Bridge Financing Warrant issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.3
Form of Series A Warrants issued to purchasers listed in Securities Purchase Agreement dated December 29, 2006 (Exhibit 10.3 herein) (incorporated by reference to Exhibit 4.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.4
Form of Series B Warrants issued to purchasers listed in Securities Purchase Agreement dated December 29, 2006 (Exhibit 10.3 herein) (incorporated by reference to Exhibit 4.4 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.5		Form of WestPark Placement Warrants issued in December 2006 (incorporated by reference to Exhibit 4.5 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.6		Registration Rights Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.7
Form of Convertible Note issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.8
Form of Series A Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.9
Form of Series B Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.4) (incorporated by reference to Exhibit 4.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

Exhibit Number		Description of Document
4.10		Amended and Restated Registration Rights Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.11		Specimen common stock certificate for Long-e International, Inc.

10.1		Note and Warrant Purchase Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.2		Security Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.3		Securities Purchase Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.4		Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.5		Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.6		Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.7	*	Form of Officer and Senior Manager Employment Agreement, with schedule of signatories and dates of execution (translated)

10.8		Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated)

10.9		Lease Agreement for Manufacturing and Office Space in Huhan Chuangxin Block, Hi-Tech Industry Zone, Shenzhen dated July 15, 2006 (translated)

14.1		Long-e International, Inc. Code of Business Conduct and Ethics, adopted March 31, 2007

21.1		Subsidiaries of the registrant

31.1		Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2		Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Designates management contract, compensatory plan or arrangement.