Form 10KSB/A
period 2006-12-31
LONG-E INTERNATIONAL, INC.
filed 2007-12-26
CIK 1082562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Number of shares outstanding of each of the issuer’s classes of common stock at September 14, 2007:

Common Stock: 31,259,714

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE TO ANNUAL REPORT ON FORM 10-KSB/A

The Company is restating its 2006 financial statements to reflect the correction of errors that were contained in the Company’s 2006 Annual Report on Form 10-KSB, originally filed with the SEC on October 15, 2007 (the “Original Filing”). The Company previously announced its intention to restate its consolidated financial statements for the year ended December 31, 2006 in a current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 10, 2007.

These errors were discovered by the Company’s independent registered public accounting firm, Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), who informed the Company on December 4, 2007 that its financial statements for the year ended December 31, 2006 should not be relied upon due to an error in the accounting treatment of the warrants sold and issued by the Company in 2006, which resulted in an overstatement of the Company’s stock-based compensation for the period. The Company has corrected this error in this Form 10-KSB/A.

For the convenience of the reader, this Form 10-KSB/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement. The following sections of this Form 10-KSB/A have been amended to reflect the restatement of the financial statements and the notes thereto.

Part II — Item 6 — Management’s Discussion and Analysis or Plan of Operation
Part II — Item 7 — Financial Statements
Part III - Item 13 - Exhibits

In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-KSB/A includes updated certifications from our Chief Executive Officers and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

Readers should not rely upon our previously filed financial statements and other financial information as of and for the year ended December 31, 2006. Other than as stated above, this Form 10-KSB/A continues to speak as of December 31, 2006, or where designated as of the date of the Original Filing, and the information in this Form 10-KSB/A does not modify or update any other item or disclosure in the Original Filing or reflect any other events occurring after the Original Filing. This Form 10-KSB/A should be read in conjunction with all of the Company’s Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

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

•
Increased Emphasis on Electronics Integration and Technological Content : Electronics integration generally refers to products that combine integrated circuits, software algorithms, sensor technologies and mechanical components within the vehicle. These in turn replace bulky mechanical components and add new electrical functions and features to the vehicle, allowing vehicle manufacturers improved control over vehicle weight, costs and functionality. Integrated electronic solutions help automotive manufacturers improve fuel economy through weight reduction, reduce emissions through improved air and engine control systems and improve safety by allowing drivers to more precisely monitor car conditions. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety through crash avoidance and occupant protection systems.

•
Increased Emphasis on Systems and Modules Sourcing : To simplify the vehicle design and assembly processes and reduce costs, automotive manufacturers are increasingly looking to their components suppliers to provide fully engineered systems and pre-assembled combinations of components rather than individual components. To offer sophisticated systems and modules rather than individual components, components suppliers are being contracted to further integrate the design, engineering, research and development, and assembly functions traditionally performed by automotive manufacturers. In addition, suppliers are increasingly expected to fully manufacture and ship components to the general location of an automotive manufacturers’ assembly line and then provide local assembly of systems and modules.

•
Demand for Safety-Related and Environmentally-Friendly Products : Consumers are increasingly interested in products and technologies that make them feel safer and more secure. Automotive manufacturers and many governmental regulators are requiring more safety-related and environmentally-friendly automotive components. For example, the U.S. government encouraged auto electronics manufacturers to expedite their development of tire pressure monitoring systems, or TPMS, highlighted by the Transportation Recall Enhancement, Accountability, and Documentation Act of 2000, commonly known as the TREAD Act, requiring monitoring systems for tire pressure to be installed in all vehicles built on or after September 1, 2007 for sale in the United States. Subsequently, similar legislation has been passed by a number of European governments as well, similarly boosting the demand for TPMSs. TPMSs are now considered are “vested” security products, such as safety belts and supplemental restraint airbag systems, to be provided in all new cars in most global markets. Also, there is a growing consumer demand for technology based safety products utilizing sophisticated electronics and technologies that provide heightened driver and passenger safety. An example of this are reverse sensor systems which assist drivers when parking by reflecting obstacles through sound and/or visual displays, thereby helping drivers overcome difficult sight angles and blind spots to enhance parking safety.

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

Facilities

Agilon leases approximately 3000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2 nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. In addition, Agilon leases 600 square meters of office space at C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China.

Corporate Websites and Access To Information

Information about us can be found at www.long-e.com.cn . None of the information on or hyperlinked from these websites is incorporated by reference into this report. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge from the Securities and Exchange Commission at www.sec.gov .

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

In addition, on August 8, 2006, the Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and SAFE, amended and released the Provisions for Foreign Investors to Merge and Acquire Domestic Enterprises , new foreign-investment rules which took effect September 8, 2006, superseding much, but not all, of the guidance in the prior SAFE circulars. These new rules significantly revise China’s regulatory framework governing onshore-offshore restructurings and how foreign investors can acquire domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

ITEM 2.      DESCRIPTION OF PROPERTY.

Our headquarters are located at C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China, where Agilon leases 600 square meters of office space. In additional, our wholly-owned subsidiary, Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007), leases approximately 3,000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2 nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. We do not own any real estate nor intend to invest in real estate, mortgages or real-estate related third parties. It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

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

Additional Information

Copies of our annual reports on Form 10−KSB, quarterly reports on Form 10−QSB, current reports on Form 8−K, and any amendments to those reports, are available free of charge on the Internet at www.sec.gov . All statements made in any of our filings, including all forward-looking statements, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Other Assets . We   record our other assets at cost and amortizes them over five years on a straight line basis.

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

Operating Expenses. During 2006, operating expenses totaled $5.2 million, as compared to $2.4 million during 2005, an increase of $2.8 million or 116.7%. Our general and administrative expenses for the year ended December 31, 2006 were $1.8 million, representing a 50% increase from $1.2 million for the year ended December 31, 2005. The increase in general and administrative expenses and overall operating expenses was mainly attributable to $115,000 of costs incurred in relation to the Share Exchange. Salaries constituted $620,000 of the 2006 general and administrative expense amount, as compared to $483,000 in 2005, an increase of 28.4%. The increase in overall operating expenses also resulted from continued increased use of incremental sales promotions, such as special return policies, multiple purchase specials, and the use of promotional products, in both the Chinese market and during overseas exhibitions.

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

Liquidity and Capital Resources

We finance our activities primarily through the profits from our product sales, supplemented by governmental grants and loans. In the fiscal year ended December 31, 2006, we generated gross profit totaling $7.0 million, which was $3.5 million or 100.0% greater than our $3.5 million of gross profit in 2005. Our net income in 2006 was $858,000, a decrease of 14.0% from our $1.0 million of net income in 2005.

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

Our net income of $858,000 in fiscal year 2006 includes $115,000 for merger finance costs, $380,000 for depreciation and amortization, $232,000 for an inventory write-down, and approximately $23,500 for doubtful accounts. Increases in non-cash working capital during this period amounted to $276,000, including increases in accounts receivable, prepaid expenses and accounts payable, and increases in net inventories and accrued liabilities. The net cash provided by our operating activities totaled $1.4 million for 2006, as compared to $698,000 during 2005, reflecting increased cash flow from operating activities due to the expansion of our production and sales in capacities, notwithstanding an increase in both account receivables and inventories. During the 2006 fiscal year, our accounts receivable turned over approximately 4.4 times, and our inventories turned over approximately 7.9 times, or approximately every 46 days. Management feels that these turnover rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

However, as compared to 2005’s net decrease in cash of $22,000, we experienced an incremental increase in cash flow for 2006 of $1.9 million, mainly due to increases in the net cash provided by operating activities. Our net cash provided by financing activities increased in the 2006 fiscal year to $1.1 million, as compared to net cash used in financing activities of $40,000 in 2005, in response to our private financing from institutional investors, including bridge financing.

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

Research and development costs

Research and development costs are expensed to operations as incurred. During the years ended December 31, 2006 and 2005, a total of $133,700 and $102,378, respectively, of salaries were incurred for research and development purposes which had been expensed in the accompanying statements of operations as restated.

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

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ± 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, cash flows, and stockholders' equity for the year then ended have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Long-E International Inc and Subsidiaries at December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

/s/ Kempisty & Company CPAs PC

Kempisty & Company
Certified Public Accountants PC
New York, New York
September 15, 2007 (Except for Note 1, December 11, 2007)

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Long -e International Group Co., Ltd. as of December 31, 2004 and 2005 and the results of its consolidated operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GC Alliance Ltd.

GC ALLIANCE LIMITED
Certified Public Accountants

Hong Kong
September 12, 2006

Long-E International Inc and Subsidiaries
CONSOLIDATED BALANCE SHEETS (In USD)
At December 31, 2006 (Restated) and 2005

	(Restated) December 31	December 31
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalent	$2,313,080	$409,437
Trade receivables, net of provision for doubtful debts of $286,096	4,405,799	3,042,937
and $126,678 respectively (Note 4)
Notes receivable from shareholders (Note 6)	0	10,000
Value-added taxes (VAT) refundable	55,340	34,026
Due from related parties (Note 15)	1,048	138,999
Inventories, net of allowance for obsolescence of $341,787	2,118,373	927,484
and $331,590 respectively (Note 5)
Prepaid expenses	177,166	0
Total current assets	9,070,806	4,562,883
Plant and Equipment, net (Note 7)	1,089,127	1,210,903
Intangibles, net (Note 8)	95,864	0
Total Assets	$10,255,797	$5,773,786

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Trade payables and accrued liabilities	$2,322,605	$1,766,770
Short term loans (Notes 9, 10 and 11)	1,174,371	753,836
Various taxes payable	995,376	0
Wages payable	570,215	154,431
Corporate taxes payable	121,948	82,179
Due to related parties (Note 15)	393,267	61,501
Total current liabilities	5,577,782	2,818,717
Long-term Government Loans Payable (Note 11)	0	148,695
Total Liabilities	5,577,782	2,967,412

Commitments and Contingencies (Note 17)

Subsequent Events (Note 18)

Shareholders' Equity:
Common stock, authorized 50,000,000, issued and outstanding 31,259,714	31,260	20,662
and 20,661,879, respectively (Notes 16 and 17)
Additional paid in capital	2,066,869	1,236,372
Accumulated other comprehensive income	204,985	32,911
Restricted earnings	776,491	303,341
Retained (unrestricted) earnings	1,598,410	1,213,088
Total Shareholders' Equity	4,678,015	2,806,374
Total Liabilities and Shareholders' Equity	$10,255,797	$5,773,786

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS (In USD)
For The Years Ended December 31, 2006 (Restated) and 2005

	(Restated) December 31	December 31
	2006	2005
Product sales	$19,481,024	$13,428,231
Assembling / Reprocessing Revenues	4,216,135	0
Total revenue	23,697,159	13,428,231
Cost of Sales & Assembling / Reprocessing Revenues	16,705,371	10,035,761
Gross Profit	6,991,788	3,392,470

Expenses
Selling Expenses	2,461,603	1,086,756
Research and development	578,789	102,378
Merger financing cost	114,760	0
Loss on Disposal of Assets	335,803	0
Gain on extinguishment of debts	(40,991)	0
Other general and administrative expenses	1,791,357	1,162,966
Total Expenses	5,241,321	2,352,100

Operating Income	1,750,467	1,040,370

Sundry (expenses) income	(28,156)	10,891
Government grants	0	134,920
Finance costs, net	(589,604)	(105,837)
Profit Before Income Taxes	1,132,707	1,080,344
Income Taxes (Note 14)	274,235	81,026
Net (loss) Income	858,472	999,318

Translation Adjustment	172,074	32,911

Comprehensive (Loss) Income	1,030,546	1,032,229

Net earnings (loss) per share, basic	0.04	0.05
Weighted average number of shares outstanding, basic	20,748,984	20,661,879

Net earnings (loss) per share, diluted	0.04	0.05
Weighted average number of shares outstanding, diluted	20,804,933	20,661,879

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (In USD)
For The Years Ended December 31, 2006 (Restated) and 2005

	(Restated) December 31	December 31
	2006	2005
Cash flows from operating activities
Net income	$858,472	$999,318

Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	380,488	231,390
Loss on disposal of fixed asset	335,803	0
Amortization of debt discount	500,000	0
Gain on extinguishment of debts	(40,991)	0

Changes in operating assets and liabilities: -
Increase (Decrease) in assets:
Due from Related Parties	137,951	(13,339)
VAT tax recoverable	(21,314)	113,850
Receivable, net	(1,362,862)	(889,860)
Prepaid expenses	(177,166)	0
Inventories, net	(1,190,889)	26,591

Decrease (increase) in liabilities:
Payables and Accrued liabilities	555,835	86,104
Various tax payable	995,376	0
Wages payable	415,784	0
Corporate tax payable	39,769	82,179

Net cash provided by operating activities	1,426,255	636,233

Cash flows from investing activities
Purchase of plant and equipment	(540,316)	(618,029)
Proceeds from disposal of fixed assets	251	0
Purchase of intangibles	(109,246)	0

Net cash used in investing activities	(649,311)	(618,029)

Cash flows from financing activities
Proceeds of bank loans	0	463,633
Proceeds of short-term government loans	0	148,695
Proceeds of personal loans	83,776	0
Repayment of bank loans	(376,913)	(325,301)
Repayment of long-term government loans	0	(148,030)
Repayment of personal loans	(404,309)	(240,964)
Due to Related Parties	331,766	61,501
Issuance of convertible promissory notes	500,000	0
Receipts of notes receivable	10,000	0
Shares issued for cash	959,088	407
Net cash provided by (used in) financing activities	1,103,408	(40,059)

Net increase (decrease) in cash	1,880,352	(21,855)

Cash, beginning of year	409,437	392,919
Effect of exchange rate changes on cash	23,291	38,373

Cash, end of year	$2,313,080	$409,437

Supplemental disclosure information:

Interest expense paid	$97,318	$105,837

Income taxes paid	$274,235	$-

Non-cash financing and investing activities:
Conversion of bridge loan to equity	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY (In USD)
For The Years Ended December 31, 2006 (Restated) and 2005

				Accumulated
	Common stock		Additional	Other
	Number		Paid-in	Comprehensive	Restricted	Retained	Total
	of shares	Amount	Capital	Income	Earnings	Earnings	Equity

Balance at January 1, 2005	20,661,879	$20,662	$1,235,965	$0	$153,444	$363,667	$1,773,738
							0
Net income						999,318	999,318
Contribution by stockholder			407				407
Transfer to restricted earnings					149,897	(149,897)	0
Effect of foreign currency translation				32,911			32,911

Balance at December 31, 2005	20,661,879	20,662	1,236,372	32,911	303,341	1,213,088	2,806,374

Net effect of reverse merger, December 29, 2006			(1,440,204)				(1,440,204)
Shares issued for debt conversion, December 29, 2006	5,312,121	5,312	319,992				325,304
Shares issued for cash, December 29, 2006	3,500,000	3,500	952,088				955,588
Shares issued for debt conversion, December 29, 2006	1,785,714	1,786	498,214				500,000
Valuation on 09/06 bridge warrants to investors, and beneficial conversion feature December 29, 2006			500,000				500,000
Net income (loss) for the year						858,472	858,472
Contribution by stockholder			407				407
Transfer to restricted earnings					473,150	(473,150)	0
Effect of foreign currency translation				172,074			172,074

Balance at December 31, 2006 (Restated)	31,259,714	$31,260	$2,066,869	$204,985	$776,491	$1,598,410	$4,678,015

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On December 4, 2007, independent registered public accounting firm Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”), informed Long-e International, Inc. (the “Company”) that its financial statements for the year ended December 31, 2006 should not be relied upon due to an error in the accounting treatment of the warrants sold and issued by the registrant in 2006, resulting in an overstatement the registrant’s stock-based compensation expense for the period. Authorized officers of the Company discussed this matter with Kempisty & Company, and based on such discussions, the Company’s Board of Directors concluded on December 10, 2007, that the Company should restate the financial statements described above and file an amendment to its Annual Report on Form 10-KSB filed on October 15, 2007. Such restatements also reflect the correction of any errors and omissions of material disclosures in the financial statements in accordance with SFAS 154: Accounting changes and error corrections (as amended).

The following are explanations of the restatement adjustments and presentation of affected accounts in the consolidated balance sheet and statement of operations as previously reported and restated.

2006 Statement of Operations

The Company restated its previously recognized “Discount on financial instrument” expense by ($5,559,199) as a result of an incorrect valuation of the bridge warrants and bridge conversion warrants connected with its September 2006 Bridge Loan financing. In accordance with EITF 98-5, paragraph 6, the maximum loan discount or interest expense could not exceed the amount of the financing.

The Company restated its previously recognized “Stock based compensation” expense by ($2,345,000) as a result of the incorrect valuation and expensing of the warrants sold in conjunction with the common stock sold on December 29, 2006. These warrants were part of the common stock sale and should not have been considered as compensation.

2006 Balance Sheet

Adjustments were made to Shareholders’ equity to reflect the restatement of the statement of operations. These adjustments resulted in no change to total shareholders’ equity.

The consolidated financial statements as of December 31, 2006 and for the year then ended, and the notes thereto, have been restated to include the items identified in the above. The following financial statement line items were impacted:

	As previously
	reported year	Restated year
	ended December 31,	ended December 31,
	2006	2006

Consolidated Balance Sheet

Additional paid in capital	9,971,068	2,066,869
Retained (deficit) earnings unrestricted	(6,305,789)	1,598,410

Consolidated Statement of Operations

As included in G&A expenses:
Discount on financial statements	6,059,199	-
Stock based compensation cost	2,345,000	-
Total expenses	13,645,520	5,241,321
Operating (loss) income	(6,653,732)	1,750,467

As included in other:
Interest expense, net	0	500,000
(Loss) Income before income tax	(6,771,492)	1,132,707
Net (loss) income	(7,045,727)	858,472
Basic and diluted (loss) income per common share	(0.34)	0.04

2.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

LIG was incorporated in the British Virgin Islands on May 23, 2006. On June 22, 2006, LIG entered into an agreement to acquire 100% of the equity of Agilon for a total cash consideration of $578,000 (RMB 4,800,000) from the former majority shareholders of Agilon. To fund LIG’s acquisition of Agilon, these former majority shareholders agreed to provide an interest-free loan to LIG of the same amount of $578,000 (RMB 4,800,000). For the purpose of this transaction, these former shareholders had established a majority ownership in the Company in May 2006. On May 23, 2006, they acquired new shares issued by the Company, and collectively established a 100% ownership in the Company . On June 29, 2006, the Company received approval from the Economic and Trade Bureau of Shenzhen, the People’s Republic of China (the “PRC”), on the acquisition of Agilon. This transaction has been accounted for as recapitalization of Agilon with no adjustment to the historical basis of the assets and liabilities of Agilon and the operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements have been prepared as if LIG had been in existence since the beginning of the earliest period presented and throughout the whole periods covered by these financial statements.

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

LIG is an investment holding company and has not carried on any substantive operations of its own, except for the acquisition of Agilon.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ± 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

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

4.	CONCENTRATIONS OF CREDIT RISK

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

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials and packing materials	$741,356	$786,790
Raw materials on consignment at subcontractors	1,342,173	385,268
Finished goods	337,270	81,314
Work-in-progress	39,275	-
Consumables	86	5,702

	2,460,160	1,259,074

Less: Allowance for obsolescence	(341,787)	(331,590)

Total	$2,118,373	$927,484

6.	NOTES RECEIVABLE FROM SHAREHOLDERS

Notes receivables represented unsecured and non-interest-bearing notes receivable from Mr. Liu Jingjun and Mr. Xu Jiafa. The remaining balances as of December 31, 2006 and 2005 were $0 and $10,000, respectively.

7.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31,
	2006	2005

Production Machinery and Equipment	$1,593,887	$1,142,550
Leasehold Improvements	124,441	142,289
Office and Other Equipment	83,523	403,924
Automobiles	67,687	63,587

	1,869,538	1,752,350

Less: Accumulated depreciation	(780,411)	(541,447)

	$1,089,127	$1,210,903

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

The loss on disposal of property, plant and equipment were $335,803 and $nil for the years ended December 31, 2006 and 2005, respectively.

The depreciation expense was $384,440 and $231,390 for the years ended December 31, 2006 and 2005, and is broken down as follows:

	December 31,
	2006	2005

Cost of sales	158,462	97,537

Operating expense	225,978	133,853

Total	$384,440	$231,390

8.	INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

	December 31,
	2006	2005

Computerized ERP System	109,246	-

Less: Accumulated amortization	(13,382)	-

	$95,864	$-

Amortization expense of $9,301 was charged to cost of sales and $4,081 to operations.

9.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	December 31,
	2006	2005
6.138% Bank loan, due by installments up to February 11, 2006	$-	$12,591
6.435% Bank loan, due by installments up to June 29, 2007 (a)	94,905	203,217
7.254% Bank loan, due in one lump sum on March 1, 2006	-	24,782
7.254% Bank loan, due in one lump sum on March 1, 2006	-	223,043

Total short-term bank loans	$94,905	$463,633

(a)	The bank loan was secured by the Group’s automobiles. See note 7.

Interest expenses rising from these loans for the years ended December 31, 2006 and 2005 amounted to $14,862 and $105,837, respectively.

10.	OTHER SHORT-TERM LOANS FROM INDIVIDUALS

Other short-term loans from individuals consist of the following:

	December 31,
	2006	2005
Interest-free, unsecured loans, no fixed terms of repayment	$765,271	$197,269
48% unsecured loan, due on February 15, 2007	64,125	-
Total short-term loans from individuals	$829,396	$197,269

Interest expenses rising from these loans for the years ended December 31, 2006 and 2005 amounted to $47,249 and $0, respectively.

11.	GOVERNMENT LOANS

Government loans consist of the following:
	December 31,
	2006	2005
Interest-free, unsecured government loans, due in one lump sum in February 2005 (a)	$96,170	$92,934
Interest-free, secured government loan, due in one lump sum on January 21, 2007 (b)	153,900	148,695
Total government loans	250,070	241,629
Less: current maturities included in short term loans	(250,070)	(92,934)

Long-term government loans	$-	$148,695

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

12.	OUTSTANDING WARRANTS AND OPTIONS

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

As of December31, 2006 and 2005, the Company did not have an approved equity incentive plan and had no options outstanding.

13.	OTHER CAPITAL TRANSACTIONS

On December 29, 2006, the Company completed a stock exchange transaction with the stockholders of LIG for 100% of the equity interests of LIG, in which it issued 20,661,879 shares of its common stock. In connection with the Share Exchange and a Private Placement, Inncardio and an Inncardio shareholder agreed to cancel an aggregate of 35,000 shares of outstanding Inncardio common stock. In addition, certain debtholders of Inncardio transferred for approximately $872,000 an aggregate of $325,304 of pre-existing debt to certain third parties. Inncardio agreed with these debtholders to convert said $325,304 of Inncardio’s outstanding debt into 5,312,121 shares of Inncardio common stock such that there were 5,367,800 shares of Inncardio common stock outstanding immediately prior to the Share Exchange and Private Placement. Dong Chen, a director of Long-e, acquired $57,796 of such indebtedness and converted it into 943,800 shares of Inncardio common stock. The shares issued upon this conversion are subject to lock-up agreements of varying length. Immediately after the closing of the Share Exchange and Private Placement, Inncardio changed its name to Long-e International, Inc. and had 31,259,714 outstanding shares of common stock, no outstanding options to purchase its common stock and outstanding warrants to purchase up to an aggregate of 6,807,141 shares of its common stock.

On December 29, 2006 the Company converted notes with a face value of $500,000 for common stock.

14.	INCOME TAXES

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

The provision for taxes on earnings consisted of:

	Year ended December 31,
	2006	200 5
Current income tax expenses:
PRC Enterprise Income Tax	$274,235	81,026
United States Federal Income Tax	-	-
Total	$274,235	81,026

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	Year ended December 31,
	2006	200 5

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC preferential Enterprise Income Tax rate	15%	15%
Tax holiday and relief granted to the Subsidiary	(7.5%)	(7.5%)

Provision for income tax	7.5%	7.5%

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

15.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, The Group had the following balances with related parties.

	December 31,
	2006	2005
Due from related parties:
Mr. Chu Jian, a director	$-	$41,849
Mr. Yin Zhongjun, a stockholder	-	58,622
Ms. Li Xiangdong, VP, Finance of Agilon	552	-
Mr. Xu Jiafa, VP, Production of Agilon	496	4,086
Mr. Jin Yushan, a stockholder	-	7,230
Mr. Liu Jingyun, a stockholder	-	6,408
Mr. Li Huamin, a stockholder	-	4,500
Shenzhen Chefu Co., Ltd., a stockholder	-	16,304
Due from related parties	$1,048	$138,999

Due to related parties :
Mr. Bu Shengfu, CEO	$223,224	$61,501
Mr. Chen Dong, a director	102,260	-
Mr. Li Huamin, a stockholder	31,120	-
Mr. Xu Jiafa, VP, Production of Agilon	28,254	-
Mr. Xu Rujiang, COO & GM of Agilon	4,512	-
Mr. Yin Zhongjun, Chief Engineer of Agilon	3,897	-
Due to related parties	$393,267	$61,501

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

16.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

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

18.	SUBSEQUENT EVENTS

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

Other Key Personnel

In addition to the directors and executive officers listed above, the following individuals play an integral role in our operations:

Li Xiangdong , 42, is our Principal Controller, and has served in the same capacity for Agilon since May 2003. From January 2001 to May 2003, Ms. Li worked as Finance Manager and Assistant General Manager at Shenzhen Yintai Industry Development Co., Ltd., an industrial company. Ms. Li has also formerly worked at the Wuhan Textile Industrial Bureau, Sanjiu Corporate Group, and Shenzhen Star Sea Co., Ltd. Ms. Li is also a principal shareholder and director of Shenzhen Chefu Industrial Development Co., Ltd., a principal stockholder of ours. Ms. Li holds a B.S. in accounting from Hubei Finance and Economics College.

Xu Jiafa , 44, is our Principal Production Officer, and has served in the same capacity for Agilon since January 2001. Mr. Xu holds a B.S. from Jilin University and a M.S. in Physics and Radio Science from Wuhan University.

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
________
(1)Represents subsidy provided for use of a car by chief executive officer, chief operating officer and principal controller, respectively.

(2)Liang Zhu began employment with LIG in March 2006.

(3)Represents rate of annual compensation; Mr. Wang began employment with LIG in October 2005 and received total salary of $3,750 for the periods worked through
December 31, 2005. As of December 8, 2006, Mr. Wang transitioned from Chief Administrative Officer to a non-executive management position with LIG.

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

As of December 31, 2006, we had 31,259,714 issued and outstanding shares of common stock, no options to purchase shares of common stock, and warrants to purchase up to 6,807,141 shares of common stock. As of January 25, 2007, upon the closing of the Second Private Placement, we had 31,259,714 issued and outstanding shares of common stock, no options to purchase shares of common stock, and warrants to purchase up to 20,189,641 shares of common stock, and notes convertible into up to 13,382,500 shares of common stock. On March 31, 2007, we executed an agreement for investor   relations services with CCG Elite ,   pursuant   to which we issued a warrant to p urchase 125,000 shares of our common stock, vesting 25% immediately and 25% on each of July 1, 2007, September 1, 2007 and January 1, 2008. Thus, as of Sep tember 14, 2007, we have 31,259,714 issued and outstanding shares of common stock, no options outstanding, outst anding   warrants to purchase up to 20,314,641 shares of common stock and notes convertible   into up to 13,382,500 shares of common stock.

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

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.(I) in registrant’s registration statement on Form 10-SB/A filed on January 21, 2000 (SEC File No. 000-28727)

	(b)	Articles of Amendment effective March 1, 2005 (incorporated by reference to Exhibit 3.1(b) in registrant's Form 10-KSB filed on October 15, 2007)

	(c)	Articles of Amendment effective December 21, 2006 (incorporated by reference to Exhibit 3.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.2		Bylaws effective November 1, 2006 (incorporated by reference to Exhibit 3.2 in registrant's Form 10-KSB filed on October 15, 2007)

4.1		Convertible Promissory Note issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.2		Bridge Financing Warrant issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

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

4.10		Amended and Restated Registration Rights Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.11		Specimen common stock certificate for Long-e International, Inc. (incorporated by reference to Exhibit 4.11 in registrant's Form 10-KSB filed on October 15, 2007)

10.1		Note and Warrant Purchase Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.2		Security Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.3		Securities Purchase Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.4		Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.5		Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.6		Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.7	*
Form of Officer and Senior Manager Employment Agreement, with schedule of signatories and dates of execution (translated) (incorporated by reference to Exhibit 10.7 in registrant's Form 10-KSB filed on October 15, 2007)

10.8
Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated) (incorporated by reference to Exhibit 10.8 in registrant's Form 10-KSB filed on October 15, 2007)

10.9
Lease Agreement for Manufacturing and Office Space in Huhan Chuangxin Block, Hi-Tech Industry Zone, Shenzhen dated July 15, 2006 (translated) (incorporated by reference to Exhibit 10.9 in registrant's Form 10-KSB filed on October 15, 2007)

14.1		Long-e International, Inc. Code of Business Conduct and Ethics, adopted March 31, 2007 (incorporated by reference to Exhibit 14.1 in registrant's Form 10-KSB filed on October 15, 2007)

21.1		Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 in registrant's Form 10-KSB filed on October 15, 2007)

Exhibit Number	Description of Document
31.1	Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(1)  “Audit Fees” consist of fees billed for professional services rendered for the audit of the Long-e’s annual financial statements for the year ended December 31, 2006 and LIG’s annual financial statements for the year ended December 31, 2005, and for the review of LIG’s interim financial statements and services performed during 2006 and 2005 that are normally provided by the Registrant’s principal accountants in connection with statutory and regulatory filings or engagements. Long-e paid $94,000 for the audit of the its annual financial statements for the years ended December 31, 2006, and $5,000 for the review of its interim financial statements included in the Current Report on Form 8-K filed January 8, 2007 reporting the Share Exchange and related transactions. LIG paid $30,000 for the audit of its annual financial statements for the year ended December 31, 2005.

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

LONG-E INTERNATIONAL, INC.

Date December 21, 2007	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date December 21, 2007	/s/ Liang Zhu
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

Date December 21, 2007	/s/ Bu Shengfu Bu Shengfu, Director

Date December 21, 2007	/s/ Xu Rujiang Xu Rujiang, Director

Date December 21, 2007	/s/ Jin Yushan Jin Yushan, Director

Exhibit Index

Exhibit Number		Description of Document
2.1	(a)
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

3.1	(a)	Articles of Incorporation (incorporated by reference to Exhibit 3.(I) in registrant’s registration statement on Form 10-SB/A filed on January 21, 2000 (SEC File No. 000-28727)

	(b)	Articles of Amendment effective March 1, 2005 (incorporated by reference to Exhibit 3.1(b) in registrant's Form 10-KSB filed on October 15, 2007)

	(c)	Articles of Amendment effective December 21, 2006 (incorporated by reference to Exhibit 3.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

3.2		Bylaws effective November 1, 2006 (incorporated by reference to Exhibit 3.2 in registrant's Form 10-KSB filed on October 15, 2007)

4.1		Convertible Promissory Note issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

4.2		Bridge Financing Warrant issued to MidSouth Investor Fund, L.P. in September 2006 (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

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

Exhibit Number		Description of Document
4.10		Amended and Restated Registration Rights Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.11		Specimen common stock certificate for Long-e International, Inc. (incorporated by reference to Exhibit 4.11 in registrant's Form 10-KSB filed on October 15, 2007)

10.1		Note and Warrant Purchase Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.2		Security Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.3		Securities Purchase Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.4		Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.5		Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.6		Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.7	*
Form of Officer and Senior Manager Employment Agreement, with schedule of signatories and dates of execution (translated) (incorporated by reference to Exhibit 10.7 in registrant's Form 10-KSB filed on October 15, 2007)

10.8
Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated) (incorporated by reference to Exhibit 10.8 in registrant's Form 10-KSB filed on October 15, 2007)

10.9
Lease Agreement for Manufacturing and Office Space in Huhan Chuangxin Block, Hi-Tech Industry Zone, Shenzhen dated July 15, 2006 (translated) (incorporated by reference to Exhibit 10.9 in registrant's Form 10-KSB filed on October 15, 2007)

14.1		Long-e International, Inc. Code of Business Conduct and Ethics, adopted March 31, 2007 (incorporated by reference to Exhibit 14.1 in registrant's Form 10-KSB filed on October 15, 2007)

21.1		Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 in registrant's Form 10-KSB filed on October 15, 2007)

31.1		Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).

31.2		Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).

32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*   Designates management contract, compensatory plan or arrangement.