Form 10QSB
period 2007-03-31
LONG-E INTERNATIONAL, INC.
filed 2008-01-10
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-28727

LONG-E INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Utah	87-0624752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C-6F, Huhan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China
(Address of principal executive offices)

(86) 755 3396 5188
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

As of December 31, 2007, there were 31,259,714 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Long-E International Inc and Subsidiaries
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalent	$6,268,312
Receivables, net of allowance for doubtful account $1,056,875	3,905,048
Value-added taxes (VAT) refundable	46,152
Due from related parties (Note 10)	8,387
Inventories, net of provision $344,274 (Note 4)	3,366,083
Prepaid expenses	639,584
Total current assets	14,233,566
Plant and equipment, net (Note 5)	1,469,619
Intangibles, net (Note 6)	83,969
Total Assets	$15,787,154

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Payables and accrued liabilities	$3,532,698
Short term loans (Note 7)	1,036,036
Various taxes payable	1,006,813
Wages payable	438,321
Corporate taxes payable	119,574
Due to related parties (Note 10)	443,658
Total current liabilities	6,577,100

Long-term Liabilities:
Convertible debt, net of debt discount of $5,263,783 (Note 8)	89,217

Total Liabilities	6,666,317

Commitments and Contingencies (Note 12)

Shareholders' Equity:
Common stock, Par $0.001 each, authorized 50,000,000, issued and outstanding 31,259,714 (Note 9)	31,260
Additional paid in capital	7,419,869
Accumulated other comprehensive income	(8,964)
Statutory reserves	776,491
Retained earnings	902,181
Total Shareholders' Equity	9,120,837
Total Liabilities and Shareholders' Equity	$15,787,154

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Sales Revenues	$6,157,718	$3,347,815
Assembling / Reprocessing Revenues	384,330	3,977
Total Revenues	6,542,048	3,351,792

Cost of Sales	4,431,596	2,644,340

Gross Profit	2,110,452	707,452

Operating Expenses
Selling expenses	1,338,266	1,074,393
General and administrative expenses	1,251,416	324,678
Research and development	66,185	77,611
Loss on disposal of assets	-	153,278

Total Operating Expenses	2,655,867	1,629,960

Loss from Operations	(545,415)	(922,508)

Other Income (Loss):
Other income	11,500	599
Interest incomes	1,937	-
Interest expenses	(95,353)	(10,968)
Gain on extinguistment of debts	15,715	-

Total Other Income (Loss)	(66,201)	(10,369)

Loss before income taxes	(611,616)	(932,877)

Provision for (benefit from) income taxes	84,615	(139,932)

Net Loss	(696,231)	(792,945)

Foreign currency translation adjustment	(213,944)	38,844

Comprehensive Loss	$(910,175)	$(754,101)

Net earnings (loss) per share, basic and diluted	$(0.02)	$(0.04)
Weighted average number of shares outstanding, basic and diluted	31,259,714	20,606,200

The accompanying notes are an integral part of these consolidated financial statements

Long-E International Inc and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(696,231)	$(792,946)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	141,941	114,245
Loss on disposal of fixed asset	-	153,278
Amortization of debt discount	89,217	-

Chang in operating assets and liabilities:
(Increase) decrease in assets:
Due from related parties	(7,339)	(387)
VAT tax recoverable	9,555	(3,038)
Corporate income tax recoverable	-	(140,290)
Receivable, net	530,852	955,612
Prepaid expenses	(459,320)	(128,011)
Inventories, net	(1,227,413)	(422,375)

(Decrease) increase in liabilities:
Payables and accrued liabilities	1,056,313	(48,496)
Various tax payable	4,149	146,458
Corporate tax payable	(3,252)	82,537

Net cash used in operating activities	(561,528)	(83,413)

Cash flows from investing activities:
Purchase of plant and equipment	(500,473)	(20,608)

Net cash used in investing activities	(500,473)	(20,608)

Cash flows from financing activities:
Proceeds from bank loans	307,098	-
Proceeds from loans from individuals	24,984	-
Repayment of bank loans	(77,305)	312,209
Repayment of government loans	(251,907)	(283,225)
Repayment of loans from individuals	(149,768)	149,859
Proceeds from related party advances	55,864	-
Issuance of convertible promissory notes	5,353,000	-

Net cash provided by financing activities	5,261,966	178,843

Effect of exchange rate changes on cash	(244,733)	9,513

Net increase in cash	3,955,232	84,335

Cash, beginning of period	2,313,080	409,437

Cash, end of period	$6,268,312	$493,772

Supplemental disclosure information:
Interest expense paid	$95,353	$(10,968)
Income taxes paid	$84,615	$139,932

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts expressed in U.S. Dollars)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Long-e International, Inc. (formerly known as Inncardio, Inc.) (the “Company”) is a holding company of Long-e International Group Co., Ltd. (“LIG”), which, through its variable interest entity (“VIE”), Long-e Technology (Shenzhen) Co., Ltd. (formerly known as Shenzhen Agilon Science And Technology Co., Ltd prior to March 16, 2007) (“LTS”), engages in research, development, production, marketing and sales of automotive electronic products, including automotive safety and security systems. All current operations and assets of LTS are located in the PRC.

On November 30, 2006, Inncardio, Inc. (renamed Long-e International, Inc. on December 21, 2006 and hereinafter referred to as “Inncardio”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG and its shareholders. The Share Exchange was closed effective as of December 29, 2006. Pursuant to the Exchange Agreement, Inncardio issued 20,661,879 shares of its common stock to LIG’s shareholders and/or their designees in exchange for 100% of the outstanding equity interests of LIG (the “Share Exchange”).

The Share Exchange resulted in a change-in-control of Inncardio by prior LIG shareholders and/or their designees and the assumption of LIG’s operations and liabilities, including those of LTS (see below). In connection with the change-in-control, the Board of Directors and management of LIG have become the Board of Directors and management of Inncardio.

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

LIG was incorporated in the British Virgin Islands on May 23, 2006. On June 22, 2006, LIG entered into an agreement to acquire 100% of the equity of LTS for a total cash consideration of $578,000 (RMB 4,800,000) from the former majority shareholders of LTS. To fund LIG’s acquisition of LTS, these former majority shareholders agreed to provide an interest-free loan to LIG of the same amount of $578,000 (RMB 4,800,000). For the purpose of this transaction, these former shareholders had established a majority ownership in the Company in May 2006. On May 23, 2006, they acquired new shares issued by the Company, and collectively established a 100% ownership in the Company. On June 29, 2006, the Company received approval from the Economic and Trade Bureau of Shenzhen, the People’s Republic of China (the “PRC”), on the acquisition of LTS. This transaction has been accounted for as recapitalization of LTS with no adjustment to the historical basis of the assets and liabilities of LTS and the operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements have been prepared as if LIG had been in existence since the beginning of the earliest period presented and throughout the whole periods covered by these financial statements.

LTS was established as a domestic limited liability company on December 21, 2000 upon the issuing of a license by the Administration for Industry and Commerce in Shenzhen, the PRC with an operating period of 10 years to December 21, 2010. Upon LIG’s acquisition of 100% of the equity of LTS in June 2006, approval was granted by the Economic and Trade Bureau of Shenzhen for LTS to become a Wholly Foreign Owned Enterprise.

LIG is an investment holding company and has not carried on any substantive operations of its own, except for the acquisition of LTS.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results Long-E International Inc. and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the financial statements and during the reporting period. Actual results could materially differ from these estimates. For further information, refer to the consolidated financial statements and notes of Long-e International, Inc. for December 31, 2006 and the two years in the period ended December 31, 2006, which appear in the Company’s Report on Form 10-KSB/A which was filed on December 26, 2007.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively referenced throughout as the “Company”). Significant intercompany transactions have been eliminated on consolidation.

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

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, accounts payable, receipt in advance, accrued expenses, other payables, short term loans, and short-term related party advances. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

e.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

f.	Accounts Receivable

Accounts receivables are recognized and carried at original invoiced amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance was incorrect, an adjustment which classified as a change in estimate is made.

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

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j.	Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income (loss) of $(213,944) and $38,844 for the three months ended March 31, 2007 and 2006, respectively.

k.	Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

l.	Revenue recognition

The Company generates revenues from the sales of auto electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

m.	Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

n.	Research and development costs

Research and development costs are expensed to operations as incurred.

o.	Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

p.	Foreign currency translation

The Company uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. LTS maintains its books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.
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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

March 31, 2007
Balance sheet items, except for the registered and paid-up capital, as of year end	US$0.12918:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$0.12868:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

r.	Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

•
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

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2008. The adoption of EITF Issue No. 06-3 did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The Company is currently evaluating the impact of this new pronouncement on its consolidated financial statements.

3.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, accounts and other receivables as of March 31, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2007, substantially all of the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the three months period ended March 31, 2007, approximately 75%, of the Company’s sales were made to customers located in the PRC. In addition, approximately 84% of accounts receivables as of March 31, 2007 also arose from customers located in the PRC.

Other than the largest customer who accounted for approximately 13% of the Company’s total revenue for the three months period ended March 31, 2007, no single external customer exceeded 10% of the Company’s total revenue for the three months period ended March 31, 2007.

4.	INVENTORIES

Inventories consist of the following:

March 31, 2007

Raw materials and packing materials	$648,769
Raw materials on consignment at subcontractors	825,065
Finished goods	1,321,168
Work-in-progress	915,355
3,710,357

Less: Allowance for obsolescence	(344,274)

Total	$3,366,083

5.	PLANT AND EQUIPMENT

Plant and equipment consist of the following:

March 31, 2007
Production machinery and equipment	$1,503,190
Leasehold improvements	147,287
Office and other equipment	622,640
Automobiles	112,463
2,385,580

Less: Accumulated depreciation	(915,961)

$1,469,619

All automobiles are pledged to a bank as security against a bank loan. See Note 7. Accumulated depreciation of such motor vehicles amounted to $52,827 as of March 31, 2007.

The depreciation expense was $129,395 and $114,241 for the three months ended March 31, 2007 and 2006, and is broken down as follows:

	March 31, 2007	March 31, 2006
Cost of sales	95,380	10,962
Operating expense	34,015	103,279

Total	$129,395	$114,241

6.	INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

March 31, 2007

Computerized ERP System	109,246

Less: Accumulated amortization	(25,277)

$83,969

The amortization expenses were $12,546 and $nil for the three months ended March 31, 2007 and 2006, respectively.

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

March 31, 2007
6.435% Bank loan, due by installments up to June 29, 2007 (a)	56,841
3.49% Bank loan, due by installments up to October 7, 2008	268,548
Interest-free, unsecured loans, no fixed terms of repayment	710,647

Total short-term bank loans	$1,036,036

(a) The bank loan was secured by the Company’s automobiles. See Note 5.

For the three months ended March 31, 2007 and 2006, interest expense from these loans amounted to $6,136 and $10,968, respectively.

8.	CONVERTIBLE DEBT

On January 25, 2007, the Company effected a second private placement transaction (the “Second Private Placement”). Pursuant to a Securities Purchase Agreement entered into with the investors, the Company sold and the investors purchased:

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

•
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

As of the date of this report, none of the Notes had been converted and none of the Series A or B Warrants from the Second Private Placement had been exercised, in whole or in part. After commissions and expenses, we received net cash proceeds approximately $4.79 million in the Second Private Placement after paying professional fees.

In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible debt was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible debt of $896,002 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 120-month convertible debt term.

The investors also received Series A and Series B Warrants. The Series A and Series B Warrants have a term of 5 years after the issue date of January 25, 2007. These warrants were treated as a discount on the secured debt and were valued at $4,456,998 to be amortized over the 120-month convertible debt term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years.

For the three months ended March 31, 2007, amortization of debt discount amounted to $89,217 and is included in interest expense on the accompanying consolidated statement of operations.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertible debt was not a derivative instrument.

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the company, up to 20% of such investment in the aggregate (See Note 13).

The convertible debenture liability is as follows at March 31, 2007:

Convertible debentures payable	$5,353,000
Less: unamortized discount on debentures	(5,263,783)
Convertible debentures, net	$89,217

9.	SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company granted Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 8).

On March 31, 2007 the Company entered into an engagement letter for investor relations services with CCG Investor Relations Partners, LLC (“CCG”) and issued to CCG, pursuant to that agreement, a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	6,807,141	$0.49
Granted	13,507,500	0.54
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2007	20,314,641	$0.52

Options exercisable at end of period	20,314,641	$0.52

The following information applies to all warrants outstanding at March 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	4.65	$0.28	1,000,000	$0.28
0.40-048	9,859,106	4.75	0.48	9,330,535	0.48
0.60	9,330,535	4.75	0.60	9,330,535	0.60
$1.20	125,000	4.75	$1.20	-	-
	20,314,641		$0.52	20,189,641	$0.52

As of March 31, 2007 and 2006, the Company did not have an approved equity incentive plan and had no options outstanding.

10.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, The Company had the following balances with related parties.

March 31, 2007
Due from related parties:
Ms. Li Xiangdong, VP, Finance of LTS	748
Mr. Xu Rujiang, COO & GM of LTS	7,639
Due from related parties	$8,387

Due to related parties:
Mr. Bu Shengfu, CEO	$221,305
Shenzhen Chefu Co., Ltd., a stockholder	116,265
Mr. Chen Dong, a director	42,260
Mr. Wang Qing, VP, Administration of LTS	89
Mr. Li Huamin, a stockholder	31,120
Mr. Xu Jiafa, VP, Production of LTS	28,619
Mr. Yin Zhongjun, Chief Engineer of LTS	4,000
Due to related parties	$443,658

The balances with the related parties represent advances to or loans from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

11.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

12.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$887,545
2008	524,478
2009	529,619
2010	363,360
2011 and thereafter	423,920
Total	$2,728,922

Total rental expenses for the three months period ended March 31, 2007 and 2006 amounted to $45,749 and $3,978, respectively.

(b)	Social insurances of LTS’s employees

According to the prevailing laws and regulations of the PRC, LTS is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, LTS does not need to provide all employees with such social insurances, and has paid the social insurances for its employees who have completed three months’ continuous employment with LTS.

In the event that any current or former employee files a complaint with the PRC government, LTS may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

(c)  Statutory Reserves

Based on the legal formation of the entities, LTS is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund Once the total Statutory Surplus Reserve reaches 50% of the registered capital of LTS, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

Before January 1, 2006, LTS is also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare.

Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required. If LTS provide the Statutory Surplus Welfare Fund, such amount shall be determined at the discretion of its board of directors.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves and are performed once a year at the financial year end.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

13.	SUBSEQUENT EVENTS

As of December 31, 2007, the registration has yet to be completed. In view of the penalty clause noted above, in June 2007, the Company has recorded registration rights penalty expense and a corresponding liability of $918,000 for the period from May 25, 2007 (the due date of the registration statement) to December 31, 2007.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

This Form 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim financial statements and notes thereto appearing elsewhere herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Certain Factors That Could Affect Our Future Results” below.

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” as used throughout this report refer to Long-e International, Inc., or “Long-e,” a Utah corporation, and its wholly-owned subsidiaries, Long-e International Group Co., Ltd., or “LIG,” and Long-e Technology (Shenzhen) Co., Ltd. or “LTS.”

Overview

We operate through our wholly-owned subsidiary LIG, which was incorporated in May 2006 for the purpose of acquiring LTS. Such acquisition received final approval on June 29, 2006, and LTS became a wholly-owned subsidiary of LIG, now held by Long-e International, Inc. Through LTS, we engage in the research, development, manufacture, marketing and servicing of auto electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

In response to the market opportunities in China and the global automotive components industry trends, our primary goal is to continue developing leading edge technology, focus that technology to produce distinctive market-leading products with sustainable margins that appeal to both Chinese and foreign automotive manufacturers and to purchasers in the aftermarket, while maintaining efficient production and a low cost structure. Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions and acquisition of targeted technical solutions. We actively track research developmental trends in automotive electronic products and government regulations regarding vehicle safety and environmental standards, and continually seek to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain highly qualified Chinese and foreign technical personnel, by maintaining positive working conditions, providing competitive benefits and a relaxed corporate culture. We promote our internal philosophy of mutual growth to our technical staff and award various incentives for positive research and development results.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. We believe the following are the critical accounting policies that impact our financial statements, some of which are based on management’s best estimates available at the time of preparation. Actual experience may differ from these estimates.

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

Revenue Recognition. We recognize revenue from the sales of auto electronic products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectivity is reasonably assured. Sales revenue is presented net of value added tax (VAT), sales rebates and returns. No return allowance is made as product returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

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

Income Taxes. We, through our wholly-owned operating subsidiary LTS, enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved LTS’s status as a new high technology enterprise and granted LTS a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the corporate income tax rate in Shenzhen, China is 15%, LTS’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%. Under recent changes in applicable PRC tax law, LTS’s corporate tax rate is anticipated to increase as some of its current preferential tax concessions transition to termination, but we are not yet certain what the applicable tax rate(s) will be in 2008 and subsequent years.

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

Impairment of Long-Lived and Amortized Intangible Assets. We account for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s fair value.

Employee Benefits. Pursuant to the regulations of the Shenzhen Social Insurance Bureau, we, via LTS, pay for various forms of required social insurance for our workforce, including endowment insurance, medical insurance, employment injury insurance, unemployment insurance and birth insurance for female employees as well. As stipulated by the PRC’s Company Law and as provided in LTS’s Articles of Association, we allocate 5% of our income after tax, as determined under PRC accounting rules and regulations, to LTS’s “Statutory common welfare reserve,” which is restricted for capital expenditure for the collective benefits of LTS’s employees.

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Revenue. Our sales revenue for the three months ended March 31, 2007 totaled $6.2 million, an increase of 84% compared with our sales revenue of $3.3 million for the three months ended March 31, 2006. Sales of two-way interactive visual car alarm system sales accounted for $3.6 million, or 58% of our total revenue from product sales for the three months ended March 31, 2007, an increase of $3.3 million or 9.5 times from $344,000 from the three months ended March 31, 2006, while sales of all other car alarm systems accounted for $1.3 million, or 21% of our total revenue from product sales, a decrease of $2.1 million or 162% from $3.4 million in the three months ended March 31, 2006. During the three months ended March 31, 2007, the sales of TPMS accounted for $1 million or 16% of our total revenue from products sales, while the sales of parking sensor systems accounted for $243,000 or 4% of our total revenue from products sales for the three months ended March 31, 2007.

Sales to distributors for export totaled $1.5 million for the three months ended March 31, 2007, or 24% of our revenue from product sales during the period, representing an increase of $1.3 million or 6 times from $212,000 generated by such sales in the three months ended March 31, 2006. Sales within the Chinese aftermarket and to OEMs totaled $4.7 million, or 76%, of our total product sales for the three months ended March 31, 2007, an increase of $1.5 million, or 47%, from $3.2 million in the three months ended March 31, 2006.

During the three months ended March 31, 2007, we generated $384,000 in revenue from subcontracting activities, an increase of $380,000 or 95 times from $4,000 generated from subcontracting activities generated during the three months ended March 31, 2006. The subcontracting revenue generated during the three months ended March 31, 2007 was comprised of $226,000 related to our two-way interactive visual car alarm system and $49,000 related to all of our other car alarm systems. The increase in subcontracting revenue was due to a customer who prefers such subcontracting arrangements for our ODM two-way interactive visual car alarm systems. Although we do not actively solicit such subcontracting arrangements, we will enter into such arrangements upon a customer’s request, and thus such revenues will fluctuate based on our customers’ demand for such services.

During the three months ended March 31, 2007, our cost of goods sold totaled $4.4 million, an increase of 69% compared with our cost of goods sold of $2.6 million for the three months ended March 31, 2006. The increase was in line with the increase in sales revenue.

Gross Margin. Our gross margin on product sales and subcontracting activities increased from 21.1% for the three months ended March 31, 2006 to 34.3% for the three months ended March 31, 2007. These increases have primarily resulted from certain changes in our products offerings and marketing, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and TPMS as well.

Operating Expenses. During the three months ended March 31, 2007, operating expenses totaled $2.7 million, as compared to $1.6 million during the three months ended March 31, 2006, an increase of 69%. Our general and administrative expenses for the three months ended March 31, 2007 were $1.3 million, representing a 3.0 times increase from $325,000 for the three months ended March 31, 2006. The increase in general and administrative expenses and overall operating expenses was mainly attributable to increase in professional fees for maintenance of the group as a US public company organization. Administrative salaries constituted $240,000 or 0.8% of the general and administrative expense amount for the three months ended March 31, 2007, as compared to $111,000 or 28% in the three months ended March 31, 2006. Selling expenses increased from $1.0 million for the three months ended March 31, 2006 to $1.3 million for the three months ended March 31, 2007.

Research and Development. During the three months ended March 31, 2007, we received no new scientific research funds from the Shenzhen local government and repaid all of previously outstanding funds, leaving zero outstanding on such governmental research loans as of March 31, 2007. In total, our research and development expenses for three months ended March 31, 2007 totaled $66,000, a decrease of $12,000 or 15% from research and development expenses of $78,000 in the three months ended March 31, 2006.

Interest Expense. For the three months ended March 31, 2007, our interest expense totaled $95,000 at an average rate of 2.2%, as compared to interest expense of $11,000 and an average rate of 5.0% in the three months ended March 31, 2006. The average interest rate applicable to our obligations decreased in the three months ended March 31, 2007 in part due to repayment of obligations that bore a higher interest charge. For the three months ended March 31, 2007, we recorded amortization of debt discount of approximately $89,000 related to our recent private placement.

Net Loss. For the three months ended March 31, 2007, net loss was $696,000 as compared to net loss of $793,000 for the three months ended March 31, 2006, a decrease of $97,000 or 12.1%.

Liquidity and Capital Resources

We finance our activities primarily through the profits from our product sales, supplemented by governmental grants and loans. For the three months ended March 31, 2007, we generated gross profit totaling $2.1 million, which was $1.4 million or 2.0 times greater than our gross profit of $707,000 for the three months ended March 31, 2006.

On January 25, 2007, we effected a second private placement transaction. Pursuant to the Securities Purchase Agreement entered into with the investors, we sold and the investors purchased:

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

Pursuant to the terms of the Amended and Restated Registration Rights Agreement in the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. As of December 31, 2007, we had failed to satisfy certain agreed deadlines during the registration process and had become obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. We have recognized a liability of $918,000 on our books as of December 31, 2007 to provide for the liquidated damages accrued as of such date. Although we have received some requests for partial payment of the liquidated damages accrued, as of December 31, 2007, we have not made any cash payments of liquidated damages. The payment of these liquidated damages in cash will have an adverse effect on our cash position.

As of the date of this report, none of the Notes had been converted and none of the Series A or B Warrants from the Second Private Placement had been exercised, in whole or in part. After commissions and expenses, we received net cash proceeds of $4.79 million in the Second Private Placement.

As of March 31, 2007, we held $6.3 million in cash and cash equivalents as compared to $494,000 at March 31, 2006. As of March 31, 2007, our current liabilities totaled $6.6 million, an increase of 18% from $5.6 million at March 31, 2006. Our working capital increased from $3.5 million as of December 31, 2006 to $7.6 million as of March 31, 2007.

Our net loss of $696,232 for the three months ended March 31, 2007 includes non-cash charges of $142,000 for depreciation and amortization and also non-cash discount on financial instruments of $89,217. Net cash used in our operating activities totaled $561,528 for the three months ended March 31, 2007, as compared to $83,000 during three months ended March 31, 2006, reflecting decreased cash flow from operating activities due to the expansion of our production and sales capacities, notwithstanding an increase in accounts receivables and inventories. During the three months ended March 31, 2007, our accounts receivable turned over approximately 2.5 times, and our inventories turned over approximately 3.5 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the three months ended March 31, 2007, our net cash used in investing activities totaled $500,473 as compared to $20,608 for the three months ended March 31, 2006, due to an increase in the purchase of plant and equipment.

For the three months ended March 31, 2007, net cash provided by financial activities amounted to $5,261,966 as compared to net cash provided by financing activities of $178,843 for the three months ended March 31, 2006. The increase was primarily attributable to the receipt of cash from convertible debt of $5,353,000.

Over the remainder of fiscal 2007, we are seeking to achieve further growth by increasing our ongoing investment in research and development, launching the commercial sales of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system. We expect our future capital requirements to be approximately $15 million during the 2007 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, our previously completed and announced private placements, the proceeds of which are being used as working capital.

Off-Balance Sheet Arrangements

None.

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

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This Statement enhances disclosure regarding the funded status of an employers’ defined benefit postretirement plan by (a) requiring companies to include the funding status in comprehensive income and (b) recognize transactions and events that affect the funded status in the financial statements in the year in which they occur (c) at a measurement date of the employer’s fiscal year-end. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

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

Certain Factors That Could Affect Our Future Results

All of the information in this Form 10-QSB, including the factors listed below, should be carefully considered and evaluated. These factors are not the only concerns or uncertainties facing our company. Additional matters not now known to us or that we may currently deem immaterial could also impair our ability to conduct business in the future.

If any of the circumstances among the following or others factors actually occur or occur again, our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control.

With respect to this discussion, the terms, “we,” “us,” or “our” refer to Long-e International, Inc., our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), and our wholly-owned subsidiary Long-e Technology (Shenzhen) Co., Ltd. (“LTS”).

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

Because a significant portion of the accounts receivable are generated by a small number of customers, the failure of one or more of these customers could impair our financial condition.  Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at March 31, 2007 was approximately $827,000, representing approximately 6% of our total current assets and approximately 10% of our working capital, and our three largest accounts receivable totaled approximately $1.5 million, representing approximately 11% of our total current assets and approximately 18% of our working capital. This concentration of accounts receivable represents a significant credit risk, and the failure of any of these customers to pay their obligations to us in a timely manner could have a material adverse effect upon our financial condition.

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

The failure to manage growth or diversification effectively could have an adverse effect on our business, financial condition, and results of operations. Any significant growth in the market for our auto electronic products, entry into new markets by us or diversification of our products and services may require us to expand our employee base for managerial, operational, financial, and other purposes. As of March 31, 2007, we had 461 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth or diversification effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected. To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of March 31, 2007, we, via LTS, had registered 5 trademarks as used on our automotive safety and security systems and had applied for registration of an additional trademark relating to the use of “Long-e Auto Electronics Products.” Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of March 31, 2007, we, via LTS, held four Chinese patents relating to the technology in our FSK interactive visual car alarm system. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. We currently do not have any patent applications pending in, or any patents from, jurisdictions outside of China and may not seek such foreign patents. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

In addition, our rights to use the licensed proprietary technologies of our licensors depends on the timely and complete payment for such rights pursuant to license agreements between the parties; failure to adhere to the terms of these agreements could result in the loss of such rights and could materially and adversely affect our business.

If our products are alleged to or found to conflict with patents that have been or may be granted to competitors or others, our reputation and business may be adversely affected. Rapid technological developments in the automotive component industry and the competitive nature of the auto electronic products market make the patent position of any component manufacturer subject to numerous uncertainties related to complex legal and factual issues. Consequently, although we either own or hold licenses to certain patents in the PRC, and are currently processing several additional patent applications in the PRC via our wholly-owned subsidiary, LTS, it is possible that no patents will issue from any pending applications or that claims allowed in any existing or future patents issued or licensed to us will be challenged, invalidated, or circumvented, or that any rights granted there under will not provide us adequate protection. As a result, we may be required to participate in interference or infringement proceedings to determine the priority of certain inventions or may be required to commence litigation to protect our rights, which could result in substantial costs. Further, other parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of our products for allegedly conflicting with patents held by them. Any such litigation could result in substantial cost to us and diversion of effort by our management and technical personnel. If any such actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. There can be no assurance that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on our business. In addition, if we were to become involved in such litigation, it could consume a substantial portion of our time and resources. Also, with respect to licensed technology, there can be no assurance that the licensor of the technology will have the resources, financial or otherwise, or desire to defend against any challenges to the rights of such licensor to our patents.

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

Existing PRC laws and regulations do not require us to maintain third party liability insurance to cover product liability claims. Although we, through LTS, have obtained products liability insurance, if a warranty or product liability claim is brought against us and/or LTS, regardless of merit or eventual outcome, or a recall of one of our products is required, such claim or recall may result in damages in excess of such coverage, in damage to our reputation, breach of contracts with our customers, decreased demand for our products, costly litigation, additional product recalls, loss of revenue, and the inability to commercialize some products.

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

The PRC laws and regulations governing our current business operations in the PRC are sometimes vague and uncertain; any changes in such PRC laws and regulations may have a material and adverse effect on our business and financial condition. The PRC’s legal system is a civil law system based on written statutes, in which decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

We enjoy certain preferential tax concessions in the PRC and loss of these preferential tax concessions will cause our tax liabilities to increase and our profitability to decline. We, through our wholly-owned operating subsidiary LTS, enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved our status as a high and new technology enterprise and thus we were granted a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the historical corporate income tax rate in Shenzhen, China is 15%, LTS’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%.

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

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in restrictions on our PRC resident shareholders and LTS, LIG and us. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices.

In October 2005, SAFE issued its “Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China,” generally referred to as Circular 75, requiring PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences. We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. Although we have adopted a Code of Ethics and Business Conduct, we can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

There is currently no active trading market in our common stock. Even if such a market were to become established, we would need to become current in our SEC filings and maintain compliance for a certain period before our common stock could potentially be quoted again on the OTCBB.

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

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock. During 2006, in conjunction with our previously reported share exchange and private placement of shares of common stock and warrants, we agreed to file registration statements with the Securities and Exchange Commission to register a total of 5,285,714 shares of common stock and an aggregate of 5,278,570 shares of common stock underlying warrants issued in an equity financing, as well as up to 45,000 shares held by pre-existing shareholders of Inncardio and shares underlying other outstanding warrants to purchase up to 1,528,571 shares of our common stock.

Effective as of January 25, 2007, we effected a second private placement transaction. Pursuant to a Securities Purchase Agreement entered into with the investors, we sold and the investors purchased: (1) Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $5,353,000, convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share, (2) Common Stock Purchase Warrants (the “Series A Warrants”) entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.48 per share, and (3) Common Stock Purchase Warrants (the “Series B Warrants”) to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.60 per share (the “Second Private Placement”). As of December 31, 2007, the Notes had not been converted and none of the Series A or B Warrants had been exercised, in whole or in part.

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of December 31, 2007, the required registration filing has not been completed. We have recognized a liability of $918,000 on our books as of December 31, 2007 to provide for the liquidated damages accrued as of such date. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this will have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply.

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of March 31, 2007, 1% of our issued and outstanding shares of common stock was approximately 312,597 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We are in breach of our obligations pursuant to our Amended and Restated Registration Rights Agreement, subjecting us to liquidated damages. In conjunction with the Private Placement and the Second Private Placement, we entered into an Amended and Restated Registration Rights Agreement dated January 25, 2007, which required that we file a registration statement registering certain of our recently issued securities for resale no later than 120 days from the closing date of the sale of the securities in the Second Private Placement. We failed to satisfy the agreed deadline for filing of the initial registration statement, and subsequently also breached our obligation to remain timely in our required filings with the SEC and to maintain quotation of our common stock on the OTCBB. As a result, we have triggered the liquidated damages provision of the Amended and Restated Registration Rights Agreement and are contractually obligated to pay the investors who are signatories to that agreement liquidated damages in cash equal to 2% of each investor’s initial investment in the Company, up to 2% of such investment in the aggregate (approximately $1.45 million). We have recognized a liability of $918,000 on our books as of December 31, 2007 to provide for the liquidated damages accrued as of such date. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this will have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply.

The ability of our Chinese operating subsidiary to pay dividends may be restricted due to our corporate structure. Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, LTS is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. LTS is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of LTS’s registered capital; as of March 31, 2007, LTS’s registered capital was approximately $1.2 million.

In addition, the profit available for distribution from LTS is determined in accordance with generally accepted accounting principles in China. This calculation may differ from the one performed under generally accepted accounting principles in the United States, or GAAP. As a result, we may not receive sufficient distributions from our Chinese subsidiaries to enable us to make dividend distributions to our stockholders in the future and limitations on distributions of the profits of LTS could negatively affect our financial condition and assets, even if our GAAP financial statements indicate that our operations have been profitable.

Our common stock is considered a “penny stock,” and thereby is subject to additional sale and trading regulations that may make it more difficult to sell. Our common stock is currently considered to be a “penny stock” because it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

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

Risks Related to U.S. Regulatory Requirements

Our officers and directors have no experience in public company reporting and limited experience in financial accounting, which could impair our ability to satisfy public company filing requirements and increase our securities compliance costs. Our officers and directors do not have any prior experience as officers and directors of a publicly traded company, or in complying with the regulatory requirements applicable to a public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. For example, our 2006 audit and annual reporting process has taken significant longer and been more expensive than originally anticipated due to the learning curve of our key personnel, and as a result we are no longer current in our SEC filings and have been removed from quotation on the OTCBB. While we continue to believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher to the extent our officers alone are not able to satisfy our public company reporting requirements

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected. Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. As management has not completed and reported on a formal assessment of our internal control over financial reporting to date, we are not certain if these are currently any material weaknesses or significant deficiencies in our internal control over financial reporting at this time. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of March 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, since the closing of the previously reported share exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and LTS, required to be disclosed in our Exchange Act filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since March 31, 2007, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2007, we effected the Second Private Placement and sold Convertible Promissory Notes and five-year Series A and Series B warrants to purchase shares of our common stock, as previously reported in our Current Report on Form 8-K filed on January 31, 2007.

On March 30, 2007, we engaged CCG Elite Investor Relations (“CCG Elite”) to assist us in the design and execution of our investor relations strategy. In addition to cash consideration for CCG Elite’s services, we agreed to issue CCG Elite a three-year warrant to purchase 125,000 restricted shares of our common stock at $1.20 per share. The warrant, dated March 31, 2007, vests in four equal installments upon issuance, on July 1, 2007, on September 1, 2007 and on January 1, 2008. As of March 31, 2007, none of the warrants had been exercised.

Item 3.   Defaults Upon Senior Securities

Pursuant to the terms of the Amended and Restated Registration Rights Agreement entered into with the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to file the registration statement in accordance with the 120-day filing period, which constituted a default under the Amended and Restated Registration Rights Agreement in relation to the Notes and Warrants. As a result, we are obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company for each 30-day delay in filing, up to 20% of such investment in the aggregate. We have recognized a liability of $918,000 on our books in December 2007 to provide for the liquidated damages accrued as of such date. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. The payment of these liquidated damages in cash will have an adverse effect on our cash position. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this will have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply.

Item 4.   Submission of Matters to a Vote of Security Holders.

On March 31, 2007, our board of directors unanimously: approved an amendment and restatement of our Articles of Incorporation to authorize the issuance of preferred stock and an increase in the number of authorized shares of common stock (the “Articles Amendment”); approved the conversion of the Company from a State of Utah corporation to a State of Delaware corporation (the “Jurisdiction Conversion”); affirmed the continuation of Bu Shengfu, Xu Rujiang, Liang Zhu, Jin Yushan, and Chen Dong as directors of the converted entity and recommended seeking shareholder ratification of such continuing appointments (the “Director Ratification”); and adopted the Long-e 2007 Equity Incentive Plan (the “Equity Incentive Plan”). By action by written consent, dated April 4, 2007, the holders of 17,678,404 shares (56.55%) of our outstanding common stock approved the Articles Amendment, the Jurisdiction Conversion, the Director Ratification and the Equity Incentive Plan. As a result, adoption of the Articles Amendment, Jurisdiction, Director Ratification and the Equity Incentive Plan were approved and no further votes will be needed; however, these actions will not become effective until at least 20 days after we file a definitive information statement on Schedule 14C, promulgated under the Securities Exchange Act of 1934 and mail such information statement to our shareholders, plus we must make certain state filings. We filed a preliminary information statement on Schedule 14C with the SEC on April 5, 2007, and intend to file a revised preliminary information statement on Schedule 14C in the near future. Thus, at this time, none of the actions described in this Item 4 are yet effective.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
4.1
Form of Convertible Note issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.1) (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.2
Form of Series A Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.1) (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

4.3
Form of Series B Warrants issued to purchasers listed in Securities Purchase Agreement dated January 25, 2007 (Exhibit 10.1) (incorporated by reference to Exhibit 4.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)

10.1	Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.2	Amended and Restated Registration Rights Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.3	Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.4	Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.5
Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated) (incorporated by reference to Exhibit 10.8 in registrant’s Form 10-KSB filed on October 16, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONG-E INTERNATIONAL, INC.

Date January 10 , 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date January 10, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)