Form 10QSB
period 2007-06-30
LONG-E INTERNATIONAL, INC.
filed 2008-01-24
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Long-E International, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2007
(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalent	$5,911,109
Trade Receivables, net of allowance for doubtful account $1,004,455	5,351,400
Value-added taxes (VAT) refundable	45,629
Due from related parties (Note 10)	83,553
Inventories, net of allowance for obsolescence $350,439 (Note 4)	2,185,873
Prepaid expenses	816,380
Total current assets	14,393,944
Plant and equipment, net (Note 5)	2,118,735
Intangibles, net (Note 6)	74,240
Total Assets	$16,586,919

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Payables and accrued liabilities	$3,035,491
Short term loans (Note 7)	1,131,455
Registration rights penalty payable	1,450,600
Various taxes payable	1,011,448
Wages payable	593,755
Corporate taxes payable	113,702
Due to related parties (Note 10)	250,000
Total current liabilities	7,586,451

Long-term Liabilities:
Convertible debt, net of debt discount of $5,129,958 (Note 8)	223,042

Total Liabilities	7,809,493

Commitments and Contingencies (Note 12)

Shareholders' Equity:
Common stock, $.001 Par value;50,000,000 shares authorized;
31,259,714 shares issued and outstanding (Note 9)	31,260
Additional paid-in capital	7,438,929
Accumulated other comprehensive income	411,594
Statutory reserves	776,491
Retained earnings	119,152
Total Shareholders' Equity	8,777,426
Total Liabilities and Shareholders' Equity	$16,586,919
The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales Revenues	$6,961,824	$5,664,303	$13,119,542	$9,012,118
Assembling / Reprocessing Revenues	523,518	759,500	907,848	763,477
Total Revenues	7,485,342	6,423,803	14,027,390	9,775,595

Cost of Sales	5,164,914	4,675,736	9,596,510	7,320,076

Gross Profit	2,320,428	1,748,067	4,430,880	2,455,519

Operating Expenses
Selling expenses	498,302	48,303	1,836,568	1,122,696
General and administrative expenses	958,546	458,385	2,209,962	783,063
Research and development	76,147	236,343	142,332	313,954
Loss on disposal of assets	-	1,008	-	154,286

Total Operating Expenses	1,532,995	744,039	4,188,862	2,373,999

Income from Operations	787,433	1,004,028	242,018	81,520

Other Income (Expense):
Other income (expense)	(912)	614	10,588	1,213
Interest incomes	16,611	7,215	18,548	7,215
Interest expense	(142,784)	(19,061)	(238,137)	(30,029)
Registration rights penalty	(1,450,600)	-	(1,450,600)	-
Gain on extinguistment of debts	-	-	15,715	-

Total Other Income (Expense)	(1,577,685)	(11,232)	(1,643,886)	(21,601)

Income (Loss) before Income Taxes	(790,252)	992,796	(1,401,868)	59,919

Provision for (benefit from) income taxes	(7,225)	142,119	77,390	2,187

Net Income (Loss)	(783,027)	850,677	(1,479,258)	57,732

Foreign currency translation adjustment	420,553	19,083	206,609	57,927

Comprehensive Income (Loss)	$(362,474)	$869,760	$(1,272,649)	$115,659

Net earnings (loss) per share, basic and diluted	$(0.03)	$0.04	$(0.05)	$0.00
Weighted average number of shares outstanding, basic and diluted	31,259,714	20,606,200	31,259,714	20,606,200

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(1,479,258)	$57,732
Adjustments to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	309,982	237,571
Loss on disposal of fixed asset	-	154,286
Amortization of debt discount	223,042	-
Stock-based compensation	19,060	-

Chang in operating assets and liabilities:
(Increase) decrease in assets:
Due from related parties	(82,505)	6,398
VAT tax recoverable	10,963	4,944
Receivable, net	(822,607)	(1,026,719)
Prepaid expenses	(626,332)	(103,955)
Inventories, net	(13,623)	(1,087,533)
(Decrease) increase in liabilities:
Payables and accrued liabilities	663,815	1,720,594
Registration rights penalty payable	1,450,600	-
Various tax payable	(9,032)	310,269
Corporate tax payable	(11,183)	85,238

Net cash (used in )provided by operating activities	(367,078)	358,825

Cash flows from investing activities:
Purchase of plant and equipment	(1,273,011)	(120,894)
Purchase of intangible assets	(1,635)	-

Net cash used in investing activities	(1,274,646)	(120,894)

Cash flows from financing activities:
Proceeds from bank loans	361,015	-
Proceeds from loans from individuals	-	277,547
Repayment of bank loans	(413,775)	(300,710)
Repayment of loans from individuals	(178,365)	-
Proceeds from related party advances	-	149,015
Issuance of convertible promissory notes	5,353,000	-

Net cash provided by financing activities	5,121,875	125,852

Effect of exchange rate changes on cash	117,878	27,275

Net increase in cash	3,598,029	391,058

Cash, beginning of period	2,313,080	409,437

Cash, end of period	$5,911,109	$800,495

Supplemental disclosure information:
Interest expense paid	$238,137	$30,029
Income taxes paid	$77,390	$2,187

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30 2007

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

The Share Exchange resulted in a change-in-control of Inncardio by prior LIG shareholders and/or their designees and the assumption of LIG’s operations and liabilities, including those of LTS (see below). In connection with the change-in-control, the Board of Directors and management of LIG became the Board of Directors and management of Inncardio.

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

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income (loss) of ($1,272,649) and $115,659 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company generates revenues from the sales of auto electronic products and subcontracting activities. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience. Subcontracting revenue is recognized upon delivery of goods.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

June 30, 2007
Balance sheet items, except for the registered and paid-up capital, as of year end	US$0.13150:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$0.12971:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q.	Related parties

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

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, accounts and other receivables as of June 30, 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2007, substantially all of the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the six months period ended June 30, 2007, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 90% of accounts receivables as of June 30, 2007 also arose from customers located in the PRC.

Other than the largest customer who accounted for approximately 13% of the Company’s total revenue for the six months period ended June 30, 2007, no single external customer exceeded 10% of the Company’s total revenue for the six months period ended June 30, 2007.

4.	INVENTORIES

At June 30, 2007, inventories consist of the following:

Raw materials and packing materials	$894,820
Raw materials on consignment at subcontractors	104,364
Finished goods	514,308
Work-in-progress	1,020,553
Consumables	2,267
2,536,312

Less: Allowance for obsolescence	(350,439)

Total	$2,185,873

5.	PLANT AND EQUIPMENT

At June 30, 2007, plant and equipment consist of the following:

Production machinery and equipment	$2,564,246
Leasehold improvements	292,411
Office and other equipment	194,447
Automobiles	156,306
3,207,410

Less: Accumulated depreciation	(1,088,675)

$2,118,735

All automobiles are pledged to a bank as security against a bank loan. See Note 7. Accumulated depreciation of such motor vehicles amounted to $60,461 as of June 30, 2007.

The depreciation expense was $284,620 and $237,571 for the six months ended June 30, 2007 and 2006, and is broken down as follows:

	June 30, 2007	June 30, 2006
Cost of sales	210,795	56,631
Operating expense	73,825	180,940

Total	$284,620	$237,571

6.	INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

June 30, 2007

Computerized ERP System	109,246
CorelDraw 13 Chinese software	1,657

Less: Accumulated amortization	(36,663)

$74,240

Amortization expenses amounted to $25,362 and $nil for the six months ended June 30, 2007 and 2006, respectively.

7.	SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

June 30, 2007
3.49% Bank loan, due by installments up to October 7, 2008	$228,956
3.49% Bank loan, due by installments up to February 12, 2009	188,168
Interest-free, unsecured loans, no fixed terms of repayment	714,331

Total short-term bank loans	$1,131,455

Interest expenses rising from these loans for the six months period ended June 30, 2007 and 2006 amounted to $15,095 and $30,029, respectively.

8.	CONVERTIBLE DEBT

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

For the six months ended June 30, 2007, amortization of debt discount amounted to $223,042 and is included in interest expense on the accompanying consolidated statement of operations.

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

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the company, up to 20% of such investment in the aggregate. For the six months ended June 30, 2007, the Company accrued registration rights penalties of $1,450,600 (See Note 13).

The convertible debenture liability is as follows at June 30, 2007:

Convertible debentures payable	$5,353,000
Less: unamortized discount on debentures	(5,129,958)
Convertible debentures, net	$223,042

9.	SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company granted Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 8).

On March 31, 2007 the Company entered into an engagement letter for investor relations services with CCG Investor Relations Partners, LLC (“CCG”) and issued to CCG, pursuant to that agreement, a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007. For the six months ended June 30, 2007, amortization of CCG warrants amounted to $19,060 and is included in general and administrative expense on the accompanying consolidated statement of operations.

A summary of the status of the Company's outstanding stock warrants as of June 30, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	6,807,141	$0.49
Granted	13,507,500	0.55
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2007	20,314,641	$0.53

Options exercisable at end of period	20,314,641	$0.53

The following information applies to all warrants outstanding at June 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	4.25	$0.28	1,000,000	$0.28
0.40-048	9,859,106	4.50	0.48	9,330,535	0.48
0.60	9,330,535	4.50	0.60	9,330,535	0.60
$1.20	125,000	4.75	$1.20	31,250	1.20
	20,314,641		$0.53	20,220,891	$0.52

As of June 30, 2007 and 2006, the Company did not have a shareholder-approved equity incentive plan and had no options outstanding.

10.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, At June 30, 2007, the Company had the following balances with related parties.

Due from related parties:
Ms. Li Xiangdong, VP, Finance of Agilon	1,354
Mr. Chen Linshen, Executive VP	2,035
Mr. Xu Rujiang, COO & GM of Agilon	15,492
Mr. Chen Dong, a director	7,109
Mr. Liangzhu,CFO	6,145
Shenzhen Xugang Electronics Co., Ltd	51,418
Due from related parties	$83,553

Due to related parties:
Mr. Bu Shengfu, CEO	$190,626
Mr. Li Huamin, a stockholder	31,120
Mr. Xu Jiafa, VP, Production of Agilon	28,254
Due to related parties	$250,000

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

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$297,758
2008	533,871
2009	539,103
2010	369,867
2011 and thereafter	431,512
Total	$2,172,111

Total rental expenses for the six months period ended June 30, 2007 and 2006 amounted to $144,375 and $10,716, respectively.

(b)	Social insurances of LTS’s employees

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

Before January 1, 2006, LTS was also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare.

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

In connection with the Company’s Private Placement, which is more fully described in Note 8, and pursuant to the Securities Purchase Agreement dated December 29, 2006, the Company and certain investors entered into an Amended and Restated Registration Rights Agreement on January 25, 2007 (the “2007 Registration Rights Agreement”), whereby the Company was required to file a Registration Statement registering a portion of the securities issued or underlying notes and warrants issued in the Company’s Private Placement as closed on January 25, 2007 and in a prior placement closed on December 29, 2006, within an agreed period. If the Company fails to satisfy certain agreed deadlines during the registration process, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of June 30, 2007, the registration had yet to be completed. In view of the penalty clause noted above, and the fact that it is highly probable that the Company would have to pay the penalty in full, the Company has recognized approximately $1.45 million as of June 30, 2007, as a liability for such penalty payments.

Effective December 31, 2007, the Company converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Agreement”). Pursuant to the Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these registration rights.

Those investors who chose not to initially participate in the Conversion retained their right to cash payment for the liquidated damages owed to them by the Company through December 31, 2007, and all investors in the Placements retained their right to cash payment on any additional liquidated damages accruing and owed from January 1, 2008 forward pursuant to the 2007 Registration Rights Agreement.

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

Results of Operations

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

The following table sets forth information from our statements of operations for the six months ended June 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Six Months Ended June 30,
	2007		2006

Sales	$13,119	93.5%	$9,012	92.2%
Assembling/ Reprocessing revenue	908	6.5%	763	7.8%
Total revenues	14,027	100.0%	9,775	100.0%
Cost of sales	9,597	68.4%	7,320	74.9%
Gross profit	4,430	31.6%	2,455	25.1%
Selling	1,837	13.1%	1,123	11.5%
General and administrative	2,210	15.8%	783	8.0%
Research and development	142	1.0%	313	3.2%
Loss on disposal of fixed assets	0	0.0%	154	1.6%
Income from operations	242	1.7%	82	0.8%
Registration rights penalty	(1,451)	10.3%	0	0.0%
Interest income	19	0.1%	7	0.1%
Interest expense	(238)	1.7%	(30)	0.3%
(Loss) income before income taxes	(1,402)	(10)%	60	0.6%
Provision for income taxes	77	0.5%	2	0.0%
Net (loss) income	(1,479)	(10.5)%	58	0.6%

Revenue. Our sales revenue for the six months ended June 30, 2007 totaled $14 million, an increase of 43.5% compared with our sales revenue of $9.8 million for the six months ended June 30, 2006 and consisted of the following:

•
Sales of two-way interactive visual car alarm system sales accounted for $7.5 million, or 57% of our total revenue from product sales for the six months ended June 30, 2007, an increase of $0.4 million or 6.5% from $7.1 million for the six months ended June 30, 2006, while sales of all other car alarm systems accounted for $3.1 million, or 24% of our total revenue from product sales, an increase of $1.1 million or 58% from $2.0 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, the sales of our tire pressure monitoring system (“TPMS”) accounted for $2.0 million or 15% of our total revenue from products sales and the sales of parking sensor systems accounted for $498,000 or 4% of our total revenue from products sales for the six months ended June 30, 2007.

•
Sales to distributors for export totaled $3.3 million for the six months ended June 30, 2007, or 25% of our revenue from product sales during the period, representing an increase of $2.7 million from $582,000 generated by such sales during the six months ended June 30, 2006. Sales within the Chinese aftermarket and to OEMs totaled $9.8 million, or 75%, of our total product sales for the six months ended June 30, 2007, an increase of $1.4 million, or 17%, from $8.4 million for the six months ended June 30, 2006.

During the six months ended June 30, 2007, we generated $908,000 in revenue from subcontracting activities, an increase of $145,000 or 19% from $763,000 generated from subcontracting activities generated during the six months ended June 30, 2006. The subcontracting revenue generated during the six months ended June 30, 2007 was comprised of $430,000 related to our two-way interactive visual car alarm system and $478,000 related to all of our other car alarm systems. The increase in subcontracting revenue was due to a customer who prefers such subcontracting arrangements for our ODM two-way interactive visual car alarm systems. Although we do not actively solicit such subcontracting arrangements, we will enter into such arrangements upon a customer’s request, and thus such revenues will fluctuate based on our customers’ demand for such services.

During the six months ended June 30, 2007, our cost of goods sold totaled $9.6 million, an increase of 31.1% compared with our cost of goods sold of $7.3 million for the six months ended June 30, 2006. The increase was attributable to changes in our products offerings, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and our TPMS.

Gross Margin. Our gross margin on product sales and subcontracting activities increased from 25.1% for the six months ended June 30, 2006 to 31.6% for the six months ended June 30, 2007. These increases have primarily resulted from certain changes in our products offerings and marketing, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and TPMS as well.

Operating Expenses. During the six months ended June 30, 2007, operating expenses totaled $4.2 million, as compared to $2.4 million during the six months ended June 30, 2006, an increase of 76.4% ,and consisted of the following:

Selling expenses were $1.8 million for the six months ended June 30, 2007, an increase of $0.7 million, or 64%, compared with $1.1 million for the six months ended June 30, 2006. The increase was primarily attributed to our heightened efforts to expand our market share and promote our products.

General and administrative expenses were $2.2 million for the six months ended June 30, 2007, an increase of $1.4 million, or 180%, compared with $783,000 for the six months ended June 30, 2006. The increase was primarily attributed to the expenses incurred in the capacity of a US listed enterprise as compared to a private corporation in 2006. Additionally, administrative salaries amounted to $480,000 for the six months ended June 30, 2007, as compared to $285,000 for the six months ended June 30, 2006, an increase of $195,000 or 68%.

Research and development expenses were $142,000 for the six months ended June 30, 2007, a decrease of $172,000, or 55%, from $314,000 for the six months ended June 30, 2006.

Income from operations was $242,000 for the six months ended June 30, 2007, compared with income from operations of $82,000 for the six months ended June 30, 2006.

For the six months ended June 30, 2007, other expenses amounted to $1.6 million as compared to $21,600 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we recorded a registration rights penalty expense of $1.45 million as compared to $0 for the six months ended June 30, 2006. Additionally, for the six months ended June 30, 2007, we recorded interest expense of $238,000 as compared to $30,000 for the six months ended June 30, 2006, an increase of $208,000 relating to the amortization of debt discount pursuant to our convertible debt.

Income tax provision for the six months ended June 30, 2007 was $77,000 compared to $2,000 for the six months ended June 30, 2006.

Net loss for the six months ended June 30, 2007 was $1.48 million or $(.05) per common share compared to net income of $58,000 or $.00 per common share for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007, we had $5.9 million in cash located in financial institutions in China.

Our working capital position increased $3.3 million to $6.8 million at June 30, 2007 from working capital of $3.5 million at December 31, 2006. This increase in working capital is primarily attributable to a second private placement transaction in January 2007 pursuant to which we borrowed $5.3 million. Our first private placement was completed in December 2006 concurrent with our Share Exchange, as previously disclosed.

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

Pursuant to the terms of the Amended and Restated Registration Rights Agreement in the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to file the registration statement in accordance with the 120-day filing period, which constituted a default under the Amended and Restated Registration Rights Agreement in relation to the Notes and Warrants. As a result, we are obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company for each 30-day delay in filing, up to 20% of such investment in the aggregate. We have recognized a liability of $1,450,600 on our books in June 2007 to provide for maximum liquidated damages pursuant to the Agreement, since at that time it was unlikely that the registration statement required would be filed prior to the date when the maximum penalty would accrue. Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Agreement”). Pursuant to the Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these additional registration rights. The cash payment of any remaining liquidated damages owed in relation to the First and Second Private Placements to investors who did not participate in the issuance of the Notes will have an adverse effect on our cash position.

Our net loss of $1.5 million for the six months ended June 30, 2007 includes non-cash charges of $310,000 for depreciation and amortization and also non-cash discount on financial instruments of $223,000. Net cash used in our operating activities totaled $367,078 for the six months ended June 30, 2007, as compared to net cash provided by operating activities of $358,825 for the six months ended June 30, 2006, reflecting decreased cash flow from operating activities due to the expansion of our production and sales capacities, notwithstanding an increase in accounts receivables and inventories an prepaid expenses. During the six months ended June 30, 2007, our accounts receivable turned over approximately 2.5 times, and our inventories turned over approximately 3.8 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the six months ended June 30, 2007, our net cash used in investing activities totaled $1,274,646 as compared to $120,894 for the six months ended June 30, 2006, due to an increase in the purchase of plant and equipment.

For the six months ended June 30, 2007, net cash provided by financial activities amounted to $5,121,875 as compared to net cash provided by financing activities of $125,852 for the six months ended June 30, 2006. The increase was primarily attributable to the receipt of cash from convertible debt of $5,353,000.

In fiscal 2008, we are seeking to achieve further growth by increasing our ongoing investment in research and development, launching the commercial sales of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system. We expect our future capital requirements to be approximately $15 million during the 2008 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, our previously completed and announced private placements, the proceeds of which are being used as working capital.

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

Because a significant portion of the accounts receivable are generated by a small number of customers, the failure of one or more of these customers could impair our financial condition.  Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at June 30, 2007 was approximately $886,000, representing approximately 6% of our total current assets and approximately 13% of our working capital, and our three largest accounts receivable totaled approximately $2.2 million, representing approximately 15% of our total current assets and approximately 32% of our working capital. This concentration of accounts receivable represents a significant credit risk, and the failure of any of these customers to pay their obligations to us in a timely manner could have a material adverse effect upon our financial condition.

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

The failure to manage growth or diversification effectively could have an adverse effect on our business, financial condition, and results of operations. Any significant growth in the market for our auto electronic products, entry into new markets by us or diversification of our products and services may require us to expand our employee base for managerial, operational, financial, and other purposes. As of June 30, 2007, we had 359 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth or diversification effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected. To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of June 30, 2007, we, via LTS, had registered 5 trademarks as used on our automotive safety and security systems and had applied for registration of an additional trademark relating to the use of “Long-e Auto Electronics Products.” Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of June 30, 2007, we, via LTS, held four Chinese patents relating to the technology in our FSK interactive visual car alarm system. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. We currently do not have any patent applications pending in, or any patents from, jurisdictions outside of China and may not seek such foreign patents. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

We rely on trade secret protections through confidentiality agreements with our employees, customers and other parties; the breach of such agreements could adversely affect our business and results of operations. We also rely on trade secrets, which we seek to protect, in part, through confidentiality and non-disclosure agreements with employees, customers and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by competitors. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed projects, disputes may arise as to the proprietary rights to such information that may not be resolved in our favor. We may be involved from time to time in litigation to determine the enforceability, scope and validity of our proprietary rights. Any such litigation could result in substantial cost and diversion of effort by our management and technical personnel.

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

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of June 30, 2007, the required registration filing has not been completed. We have recognized a liability of $1,450,600 on our books as of June 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed.

Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Agreement”). Pursuant to the Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these registration rights.

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of June 30, 2007, 1% of our issued and outstanding shares of common stock was approximately 312,597 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. In addition, effective February 15, 2008, revisions to Rule 144 become effective, which may have the effect of shortening the holding period or other resale restrictions on some of our investors, easing their ability to resell their shares of our common stock. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We are in breach of our obligations pursuant to our Amended and Restated Registration Rights Agreement, subjecting us to liquidated damages. In conjunction with the Private Placement and the Second Private Placement, we entered into an Amended and Restated Registration Rights Agreement dated January 25, 2007, which required that we file a registration statement registering certain of our recently issued securities for resale no later than 120 days from the closing date of the sale of the securities in the Second Private Placement. We failed to satisfy the agreed deadline for filing of the initial registration statement, and subsequently also breached our obligation to remain timely in our required filings with the SEC and to maintain quotation of our common stock on the OTCBB. As a result, we have triggered the liquidated damages provision of the Amended and Restated Registration Rights Agreement and are contractually obligated to pay the investors who are signatories to that agreement liquidated damages in cash equal to 2% of each investor’s initial investment in the Company, up to 20% of such investment in the aggregate (approximately $1.45 million). We have recognized a liability of $1,450,600 on our books as of June 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share; however, not all investors owed liquidated damages chose to participate in the conversion transaction and thus we are still liable for certain damages through December 31, 2007, and liable for any liquidated damages accrued after that date until the cap is reached. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this would have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply. If we were to pay these liquidated damages in cash, this would limit the amount of cash available to fund and potentially grow our operations and could have an adverse effect on our operations and financial condition.

The ability of our Chinese operating subsidiary to pay dividends may be restricted due to our corporate structure. Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, LTS is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. LTS is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of LTS’s registered capital; as of June 30, 2007, LTS’s registered capital was approximately $1.2 million.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company’s independent registered public accountants. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that this requirement will first apply to our annual report for fiscal 2008. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and it may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of June 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, since the closing of the previously reported share exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and LTS, required to be disclosed in our Exchange Act filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since June 30, 2007, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of June 30, 2007, the required registration filing has not been completed. We have recognized a liability of $1,450,600 on our books as of June 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed.

Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Agreement”). Pursuant to the Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these registration rights.

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

LONG-E INTERNATIONAL, INC.

Date January 23 , 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date January 23, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)