Form 10QSB
period 2007-09-30
LONG-E INTERNATIONAL, INC.
filed 2008-02-05
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of January 31, 2007, there were 31,259,714 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Long-E International, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 2007
(Unaudited)

ASSETS:
Current Assets:
Cash and cash equivalent	$8,924,888
Trade Receivables, net of allowance for doubtful account $400,450	4,204,831
Value-added taxes (VAT) refundable	22,165
Due from related parties (Note 10)	20,330
Inventories, net of allowance for obsolescence $355,450 (Note 4)	1,749,074
Prepaid expenses	1,589,465
Total current assets	16,510,753
Plant and equipment, net (Note 5)	2,069,551
Intangibles, net (Note 6)	62,087
Total Assets	$18,642,391

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Payables and accrued liabilities	$2,480,978
Short term loans (Note 7)	2,067,925
Registration rights penalty payable	1,450,600
Various taxes payable	1,012,654
Wages payable	489,631
Corporate taxes payable	247,164
Due to related parties (Note 10)	356,286
Total current liabilities	8,105,238

Long-term Liabilities:
Convertible debt, net of debt discount of $4,996,133 (Note 8)	356,867

Total Liabilities	8,462,105

Commitments and Contingencies (Note 12)

Shareholders' Equity:
Common stock, $.001 Par value;50,000,000 shares authorized;
31,259,714 shares issued and outstanding (Note 9)	31,260
Additional paid-in capital	7,457,990
Accumulated other comprehensive income	656,530
Statutory reserves	776,491
Retained earnings	1,258,015
Total Shareholders' Equity	10,180,286
Total Liabilities and Shareholders' Equity	$18,642,391

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales Revenues	$6,684,798	$7,806,152	$19,804,340	$16,818,270
Assembling / Reprocessing Revenues	641,349	1,054,818	1,549,197	1,818,295
Total Revenues	7,326,147	8,860,970	21,353,537	18,636,565

Cost of Sales	5,158,434	6,214,674	14,754,944	13,534,750

Gross Profit	2,167,713	2,646,296	6,598,593	5,101,815

Operating Expenses
Selling expenses	47,311	246,538	1,883,879	1,369,234
General and administrative expenses	638,626	25,275	2,848,588	808,338
Research and development	83,909	199,380	226,241	513,334
Loss on disposal of assets	-	(59,358)	-	94,928

Total Operating Expenses	769,846	411,835	4,958,708	2,785,834

Income from Operations	1,397,867	2,234,461	1,639,885	2,315,981

Other Income (Expense):
Other income (expense)	10,783	(85,206)	21,371	(76,778)
Interest incomes	9,412	-	27,960	-
Interest expense	(149,513)	(69,569)	(387,650)	(99,598)
Registration rights penalty	-	-	(1,450,600)	-
Gain on extinguistment of debts	-	-	15,715	-

Total Other Income (Expense)	(129,318)	(154,775)	(1,773,204)	(176,376)

Income (Loss) before Income Taxes	1,268,549	2,079,686	(133,319)	2,139,605

Provision for income taxes	129,686	152,177	207,076	154,364

Net Income (Loss)	1,138,863	1,927,509	(340,395)	1,985,241

Foreign currency translation adjustment	244,936	56,371	451,545	114,298

Comprehensive Income (Loss)	$1,383,799	$1,983,880	$111,150	$2,099,539

Net earnings (loss) per share, basic	0.04	0.09	(0.01)	0.10
Weighted average number of shares outstanding, basic	31,259,714	20,606,200	31,259,714	20,606,200

Net earnings (loss) per share, diluted	0.02	0.09	(0.01)	0.10
Weighted average number of shares outstanding, diluted	50,073,522	20,606,200	31,259,714	20,606,200

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(340,395)	$1,985,241
Adjustments to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	486,569	193,585
Loss on disposal of fixed asset	-	94,928
Amortization of debt discount	356,867	-
Stock-based compensation	38,121	-
Common stock issued for services	-	1,000

Chang in operating assets and liabilities:
(Increase) decrease in assets:
Due from related parties	(24,919)	56,199
VAT tax recoverable	34,663	6,532
Receivable, net	369,482	(1,865,785)
Prepaid expenses	(1,376,728)	224,374
Inventories, net	444,728	569,989
(Decrease) increase in liabilities:
Payables and accrued liabilities	(20,535)	(445,528)
Registration rights penalty payable	1,450,600	-
Various tax payable	(22,080)	-
Receipts in advance	-	(151,646)
Corporate tax payable	117,868	535,672

Net cash provided by operating activities	1,514,241	1,204,561

Cash flows from investing activities:
Purchase of plant and equipment	(1,364,906)	(391,267)
Proceeds from disposal of fixed assets	-	253
Purchase of intangible assets	(2,162)	-

Net cash used in investing activities	(1,367,068)	(391,014)

Cash flows from financing activities:
Proceeds from bank loans	1,581,460	-
Proceeds from short-term government loans	-	83,454
Proceeds from loans from individuals	29,394	-
Repayment of bank loans	(348,057)	-
Repayment of short-term government loans	(97,980)	(337,648)
Repayment of long-term government loans	(156,768)	-
Repayment of loans from individuals	(150,824)	-
Proceeds from related party advances	8,830	(32,159)
Proceeds from stock sales	-	3,500
Proceeds from notes payable	-	402
Net proceeds from convertible note and warrants	-	405,000
Injection by shareholders	-	599
Issuance of convertible promissory notes	5,353,000	-

Net cash provided by financing activities	6,219,055	123,148

Effect of exchange rate changes on cash	245,580	21,786

Net increase in cash	6,611,808	958,481

Cash, beginning of period	2,313,080	409,437

Cash, end of period	$8,924,888	$1,367,918

Supplemental disclosure information:

Interest expense paid	$30,783	$99,598
Income taxes paid	$207,076	$154,364

Non-cash interest expenses:

Amortization of debt discount	$356,867	$0

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

September 30, 2007
Balance sheet items, except for the registered and paid-up capital, as of year end	$	US0.13338:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	$	US0.13064:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q.	Related parties

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

3.    CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, accounts and other receivables as of September 30, 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2007, substantially all of the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the nine months period ended September 30, 2007, approximately 75% of the Company’s sales were made to customers located in the PRC. In addition, approximately 96% of accounts receivables as of September 30, 2007 also arose from customers located in the PRC.

Other than the largest customer who accounted for approximately 14% of the Company’s total revenue for the nine months period ended September 30, 2007, no single external customer exceeded 10% of the Company’s total revenue for the nine months period ended September 30, 2007.

4.    INVENTORIES

At September 30, 2007, inventories consist of the following:

Raw materials and packing materials	$960,813
Raw materials on consignment at subcontractors	106,066
Finished goods	888,722
Work-in-progress	143,294
Consumables	5,629
2,104,524

Less: Allowance for obsolescence	(355,450)

Total	$1,749,074

5.    PLANT AND EQUIPMENT

At September 30, 2007, plant and equipment consist of the following:

Production machinery and equipment	$2,665,396
Leasehold improvements	296,592
Office and other equipment	199,516
Automobiles	176,268
3,337,772

Less: Accumulated depreciation	(1,268,221)

$2,069,551

The depreciation expense was $447,276 and $193,585 for the nine months ended September 30, 2007 and 2006, and is broken down as follows:

	September 30, 2007	September 30, 2006
Cost of sales	352,224	56,794
Operating expense	95,052	136,791

Total	$447,276	$193,585

6.    INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

September 30, 2007

Computerized ERP System	104,034
CorelDraw 13 Chinese software	1,680

Less: Accumulated amortization	(43,627)

$62,087

Amortization expenses amounted to $39,293 and $nil for the nine months ended September 30, 2007 and 2006, respectively.
.
7.    SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

September 30, 2007
3.49% Bank loan, due by installments up to October 7, 2008	$188,348
3.49% Bank loan, due by installments up to February 12, 2009	161,928
6.57% Bank loan, due on August 2, 2008*	1,000,326
Interest-free, unsecured loans, no fixed terms of repayment	717,323

Total short-term bank loans	$2,067,925

* Subsequent to the end of the third quarter, the applicable rate adjusted to 6.84%.

Interest expenses for these loans for the nine months period ended September 30, 2007 and 2006 amounted to $30,783 and $99,598, respectively.

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

For the nine months ended September 30, 2007, amortization of debt discount amounted to $356,867 and is included in interest expense on the accompanying consolidated statement of operations.

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

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the company, up to 20% of such investment in the aggregate. For the nine months ended September 30, 2007, the Company accrued registration rights penalties of $1,450,600 (See Note 13).

The convertible debenture liability is as follows at September 30, 2007:

Convertible debentures payable	$5,353,000
Less: unamortized discount on debentures	(4,996,133)
Convertible debentures, net	$356,867

9.	SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company granted Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 8).

On March 31, 2007 the Company entered into an engagement letter for investor relations services with CCG Investor Relations Partners, LLC (“CCG”) and issued to CCG, pursuant to that agreement, a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007. For the nine months ended September 30, 2007, amortization of CCG warrants amounted to $38,121 and is included in general and administrative expense on the accompanying consolidated statement of operations.

A summary of the status of the Company's outstanding stock warrants as of September 30, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	6,807,141	$0.49
Granted	13,507,500	0.55
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2007	20,314,641	$0.53

Options exercisable at end of period	20,314,641	$0.53

The following information applies to all warrants outstanding at September 30, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	4.00	$0.28	1,000,000	$0.28
0.40-048	9,859,106	4.25	0.48	9,859,106	0.48
0.60	9,330,535	4.25	0.60	9,330,535	0.60
$1.20	125,000	4.50	$1.20	62,500	1.20
	20,314,641		$0.53	20,252,141	$0.52

As of September 30, 2007 and 2006, the Company did not have a shareholder-approved equity incentive plan and had no options outstanding.

10.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, At September 30, 2007, the Company had the following balances with related parties.

Due from related parties:
Ms. Li Xiangdong, VP, Finance of Agilon	$1,462
Mr. Chen Linshen, Executive VP	2,679
Mr. Xu Rujiang, COO & GM of Agilon	6,198
Mr. Wang Songtao, VP, Int'l Business of Agilon	4,692
Mr. Liang Zhu,CFO	5,299
Due from related parties	$20,330

These amounts due from various employees represent cash advances made to cover anticipated business-related expenses, including business travel. When the employee submits proof of the expenditures made in the conduct of the Company’s business from such advances, the business expenses are recognized by the Company and the amount due back to the Company is reduced accordingly. Where additional business expenses are anticipated in the short-term, the Company allows these employees to retain the advances pending use towards subsequent business expenses. These balances are held interest-free, unsecured and have no fixed repayment date. It is expected that the amounts provided will be applied towards business expenses within one year of advance.

Due to related parties:
Mr. Bu Shengfu, CEO	$203,375
Mr. Li Huamin, a stockholder	31,120
Mr. Xu Jiafa, VP, Production of Agilon	28,365
Shenzhen Chefu Co., Ltd., a stockholder	24,008
Mr. Chen Dong, a director	64,799
Mr. Wang Qing, VP, Administration of Agilon	2,170
Mr. Yin Zhongjun, Chief Engineer of Agilon	2,449
Due to related parties	$356,286

The balances due to related parties represent loans to the Company from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the Company will repay such amounts within one year.

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

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2007	$151,008
2008	541,504
2009	546,811
2010	375,156
2011 and thereafter	437,682
Total	$2,052,161

Total rental expenses for the nine months period ended September 30, 2007 and 2006 amounted to $256,869 and $17,870, respectively.

(b)	Social insurances of LTS’s employees

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

13.  SUBSEQUENT EVENTS

In connection with the Company’s Private Placement, which is more fully described in Note 8, and pursuant to the Securities Purchase Agreement dated December 29, 2006, the Company and certain investors entered into an Amended and Restated Registration Rights Agreement on January 25, 2007 (the “2007 Registration Rights Agreement”), whereby the Company was required to file a Registration Statement registering a portion of the securities issued or underlying notes and warrants issued in the Company’s Private Placement as closed on January 25, 2007 and in a prior placement closed on December 29, 2006, within an agreed period. If the Company fails to satisfy certain agreed deadlines during the registration process, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of September 30, 2007, the registration had yet to be completed. In view of the penalty clause noted above, and the fact that it is highly probable that the Company would have to pay the penalty in full, the Company has recognized approximately $1.45 million as of September 30, 2007, as a liability for such penalty payments.

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

Results of Operations

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

The following table sets forth information from our statements of operations for the nine months ended September 30, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006

Sales	$19,804	92.7%	$16,818	90.2%
Assembling/ Reprocessing revenue	1,549	7.3%	1,818	9.8%
Total revenues	21,353	100.0%	18,636	100.0%
Cost of sales	14,755	69.1%	13,535	72.6%
Gross profit	6,598	30.9%	5,101	27.4%
Selling	1,884	8.8%	1,369	7.3%
General and administrative	2,849	13.3%	808	4.3%
Research and development	226	1.1%	513	2.8%
Loss on disposal of fixed assets	0	0.0%	95	0.5%
Income from operations	1,639	7.7%	2,316	12.4%
Registration rights penalty	(1,451)	(6.8)%	0	0.0%
Interest income	28	0.1%	0	0.0%
Interest expense	(388)	(1.8)%	(100)	(0.5)%
(Loss) income before income taxes	(133)	(0.6)%	2,139	11.5%
Provision for income taxes	207	1.0%	154	0.8%
Net (loss) income	(340)	(1.6)%	1,985	10.6%

Revenue. Our total sales revenue for the nine months ended September 30, 2007 totaled $21.3 million, an increase of $2.7 million or 14.5% compared with our sales revenue of $18.6 million for the nine months ended September 30, 2006 and consisted of the following:

•
Sales of two-way interactive visual car alarm system sales accounted for $11.4 million, or 58% of our total revenue from product sales for the nine months ended September 30, 2007, a slightly decrease of $0.1 million or 0.9% from $11.5 million for the nine months ended September 30, 2006, while sales of all other car alarm systems accounted for $4.7 million, or 24% of our total revenue from product sales, an increase of $1.4 million or 42% from $3.3 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the sales of our tire pressure monitoring system (“TPMS”) accounted for $2.9 million or 15% of our total revenue from products sales and the sales of parking sensor systems accounted for $823,000 or 5% of our total revenue from products sales for the nine months ended September 30, 2007.

•
Sales to distributors for export totaled $4.9 million for the nine months ended September 30, 2007, or 25% of our revenue from product sales during the period, representing an increase of $1.5 million from $3.4 million generated by such sales during the nine months ended September 30, 2006. Sales within the Chinese aftermarket and to OEMs totaled $14.9 million, or 75%, of our total product sales for the nine months ended September 30, 2007, an increase of $1.5 million, or 11%, from $13.4 million for the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, we generated $1.5 million in revenue from subcontracting activities, a decrease of $0.3 million or 17% from $1.8 million generated from subcontracting activities generated during the nine months ended September 30, 2006. The subcontracting revenue generated during the nine months ended September 30, 2007 was comprised of $755,000 related to our two-way interactive visual car alarm system and $745,000 related to all of our other car alarm systems. Although we do not actively solicit such subcontracting arrangements, we will enter into such arrangements upon a customer’s request, and thus such revenues will fluctuate based on our customers’ demand for such services.

During the nine months ended September 30, 2007, our cost of goods sold totaled $14.8 million, an increase of 9.6% compared with our cost of goods sold of $13.5 million for the nine months ended September 30, 2006. The increase was attributable to changes in our products offerings, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and our TPMS.

Gross Margin. Our gross margin on product sales and subcontracting activities increased from 27.4% for the nine months ended September 30, 2006 to 30.9% for the nine months ended September 30, 2007. These increases have primarily resulted from certain changes in our products offerings and marketing, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and TPMS as well.

Operating Expenses. During the nine months ended September 30, 2007, operating expenses totaled $5.0 million, as compared to $2.8 million during the nine months ended September 30, 2006, an increase of 78.6% ,and consisted of the following:

Selling expenses were $1.9 million for the nine months ended September 30, 2007, an increase of $0.5 million, or 36%, compared with $1.4 million for the nine months ended September 30, 2006. The increase was primarily attributed to our heightened efforts to expand our market share and promote our products.

General and administrative expenses were $2.8 million for the nine months ended September 30, 2007, an increase of $2.0 million, or 250%, compared with $808,000 for the nine months ended September 30, 2006. The increase was primarily attributed to the expenses incurred in the capacity of a US listed enterprise as compared to a private corporation in 2006. Additionally, administrative salaries amounted to $662,000 for the nine months ended September 30, 2007, as compared to $438,000 for the nine months ended September 30, 2006, an increase of $224,000 or 51%.

Research and development expenses were $226,000 for the nine months ended September 30, 2007, a decrease of $287,000, or 56%, from $513,000 for the nine months ended September 30, 2006.

Income from operations was $1.6 million for the nine months ended September 30, 2007, compared with income from operations of $2.3 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, other expenses amounted to $1.8. million as compared to $176,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded a registration rights penalty expense of $1.45 million as compared to $0 for the nine months ended September 30, 2006. Additionally, for the nine months ended September 30, 2007, we recorded interest expense of $388,000 as compared to $100,000 for the nine months ended September 30, 2006, an increase of $288,000, relating to the amortization of debt discount pursuant to our convertible debt.

Income tax provision for the nine months ended September 30, 2007 was $207,000 compared to $154,000 for the nine months ended September 30, 2006.

Net loss for the nine months ended September 30, 2007 was $340,000 or $(.01) per common share compared to net income of $2.0 million or $0.10 per common share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, we had $8.9 million in cash located in financial institutions in China.

Our working capital position increased $4.9 million to $8.4 million at September 30, 2007 from working capital of $3.5 million at December 31, 2006. This increase in working capital is primarily attributable to a second private placement transaction in January 2007 pursuant to which we borrowed $5.3 million. Our first private placement was completed in December 2006 concurrent with our Share Exchange, as previously disclosed.

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

Pursuant to the terms of the Amended and Restated Registration Rights Agreement in the Second Private Placement, we agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to file the registration statement in accordance with the 120-day filing period, which constituted a default under the Amended and Restated Registration Rights Agreement in relation to the Notes and Warrants. As a result, we are obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company for each 30-day delay in filing, up to 20% of such investment in the aggregate. We have recognized a liability of $1,450,600 on our books in September 2007 to provide for maximum liquidated damages pursuant to the Agreement, since at that time it was unlikely that the registration statement required would be filed prior to the date when the maximum penalty would accrue. Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Agreement”). Pursuant to the Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these additional registration rights. The cash payment of any remaining liquidated damages owed in relation to the First and Second Private Placements to investors who did not participate in the issuance of the Notes will have an adverse effect on our cash position.

In addition, through LTS, we executed a loan agreement for approximately $1,067,014 in July 2007 from Shenzhen City Commercial Bank - HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui and a mortgage agreement executed by Chen Yufeng, a stockholder of Long-e. The Company drew funds under the loan on August 3, 2007 and the funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008. The outstanding balance loan bears interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances; subsequent to the end of the third quarter, the applicable rate adjusted to 6.84%. Beginning in September 2007, LTS was obligated to repay approximately $66,688 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other creditors and its sole shareholder for disbursement of funds during the term of the loan. As of September 30, 2007 we had a remaining principal balance of approximately $1,000,326 outstanding on this loan.

 Our net loss of $340,000 for the nine months ended September 30, 2007 includes non-cash charges of $487,000 for depreciation and amortization and also non-cash discount on financial instruments of $357,000. Net cash provided by our operating activities totaled $1.5 million for the nine months ended September 30, 2007, as compared to $1.2 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, our accounts receivable turned over approximately 4.6 times, and our inventories turned over approximately 6.5 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the nine months ended September 30, 2007, our net cash used in investing activities totaled $1.4 million as compared to $391,000 for the nine months ended September 30, 2006, due to an increase in the purchase of plant and equipment.

For the nine months ended September 30, 2007, net cash provided by financial activities amounted to $6,.2 million as compared to net cash provided by financing activities of $123,000 for the nine months ended September 30, 2006. The increase was primarily attributable to the receipt of cash from convertible debt of $5,353,000.

In fiscal 2008, we are seeking to achieve further growth by increasing our ongoing investment in research and development, launching the commercial sales of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system. We expect our future capital requirements to be approximately $15 million during the 2008 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, our previously completed and announced private placements, the proceeds of which are being used as working capital and secured and unsecured loans obtained from PRC banks and individuals.

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

Interest Rate Risk

We do not have significant risk from potential fluctuations in interest rates, as our debt obligations are primarily short-term in nature, and the majority of our debt obligations carry fixed interest rates.

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

Because a significant portion of the accounts receivable are generated by a small number of customers, the failure of one or more of these customers could impair our financial condition.  Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at September 30, 2007 was approximately $690,000, representing approximately 4% of our total current assets and approximately 8% of our working capital, and our three largest accounts receivable totaled approximately $2.0 million, representing approximately 12% of our total current assets and approximately 24% of our working capital. This concentration of accounts receivable represents a significant credit risk, and the failure of any of these customers to pay their obligations to us in a timely manner could have a material adverse effect upon our financial condition.

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

The failure to manage growth or diversification effectively could have an adverse effect on our business, financial condition, and results of operations. Any significant growth in the market for our auto electronic products, entry into new markets by us or diversification of our products and services may require us to expand our employee base for managerial, operational, financial, and other purposes. As of September 30, 2007, we had 438 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth or diversification effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected. To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of September 30, 2007, we, via LTS, had registered 5 trademarks as used on our automotive safety and security systems and had applied for registration of an additional trademark relating to the use of “Long-e Auto Electronics Products.” Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of September 30, 2007, we, via LTS, held four Chinese patents relating to the technology in our FSK interactive visual car alarm system. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. We currently do not have any patent applications pending in, or any patents from, jurisdictions outside of China and may not seek such foreign patents. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of September 30, 2007, the required registration filing has not been completed. We have recognized a liability of $1,450,600 on our books as of September 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed.

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

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of September 30, 2007, 1% of our issued and outstanding shares of common stock was approximately 312,597 shares. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a two-year holding period. In addition, effective February 15, 2008, revisions to Rule 144 become effective, which may have the effect of shortening the holding period or other resale restrictions on some of our investors, easing their ability to resell their shares of our common stock. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We are in breach of our obligations pursuant to our Amended and Restated Registration Rights Agreement, subjecting us to liquidated damages. In conjunction with the Private Placement and the Second Private Placement, we entered into an Amended and Restated Registration Rights Agreement dated January 25, 2007, which required that we file a registration statement registering certain of our recently issued securities for resale no later than 120 days from the closing date of the sale of the securities in the Second Private Placement. We failed to satisfy the agreed deadline for filing of the initial registration statement, and subsequently also breached our obligation to remain timely in our required filings with the SEC and to maintain quotation of our common stock on the OTCBB. As a result, we have triggered the liquidated damages provision of the Amended and Restated Registration Rights Agreement and are contractually obligated to pay the investors who are signatories to that agreement liquidated damages in cash equal to 2% of each investor’s initial investment in the Company, up to 20% of such investment in the aggregate (approximately $1.45 million). We have recognized a liability of $1,450,600 on our books as of September 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share; however, not all investors owed liquidated damages chose to participate in the conversion transaction and thus we are still liable for certain damages through December 31, 2007, and liable for any liquidated damages accrued after that date until the cap is reached. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this would have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply. If we were to pay these liquidated damages in cash, this would limit the amount of cash available to fund and potentially grow our operations and could have an adverse effect on our operations and financial condition.

The ability of our Chinese operating subsidiary to pay dividends may be restricted due to our corporate structure. Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, LTS is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. LTS is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of LTS’s registered capital; as of September 30, 2007, LTS’s registered capital was approximately $1.2 million. Further, as LTS has entered into certain loan arrangements within China which provide payment priority to its lenders, LTS will likely need to settle its debt obligations prior to making any distributions to its parent entities.

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

Item 3.   Controls and Procedures.

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of September 30, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, since the closing of the previously reported share exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and LTS, required to be disclosed in our Exchange Act filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since June 30, 2007, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities

Pursuant to the terms of the Securities Purchase Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of September 30, 2007, the required registration filing has not been completed. We have recognized a liability of $1,450,600 on our books as of September 30, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed.

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

Item 5.   Other Information.

As disclosed under “Liquidity and Capital Resources” in Part I - Item 2. on this report, in July 2007, our Chinese operating subsidiary, LTS, obtained a loan for approximately $1,067,014 from Shenzhen City Commercial Bank - HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui and a mortgage agreement executed by Chen Yufeng, a stockholder of Long-e. The funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008, and bear interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances; subsequent to the end of the third quarter, the rate adjusted to 6.84%. Beginning in September 2007, LTS was obligated to repay approximately $66,688 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other creditors and its sole shareholder for disbursement of funds during the term of the loan. As of September 30, 2007, we had $1,000,326 in principal outstanding under this loan.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
10.1	Loan Agreement between Long-e Technology (Shenzhen) Co., Ltd. and Shenzhen City Commercial Bank - HuangGang Branch dated July 23, 2007 (translated)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

LONG-E INTERNATIONAL, INC.

Date February 4, 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date February 4, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)