Form 10KSB
period 2007-12-31
LONG-E INTERNATIONAL, INC.
filed 2008-03-24
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 000-28727

LONG-E INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0624752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

C-6F, Huahan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China
(Address of principal executive offices)	(Zip Code)

(86) 755 3396 5188
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $31,579,746

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates as of March 19, 2008, based on the average bid and ask price for the registrant’s common stock on the Pink Sheets as of such date is $3,777,660; for purposes of this calculation only, “affiliates” of the registrant include its directors, officers, and any beneficial holder of 10% or more of the registrant’s outstanding common stock.

As of December 31, 2007, there were 31,259,714 shares issued and outstanding of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Introduction

Throughout this Annual Report, the terms, “we,” “us,” or “our” refer to Long-e International, Inc., our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), and our wholly-owned subsidiary Long-e Technology (Shenzhen) Co., Ltd. (“LTS”).

Forward-Looking Information

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regards to our revenue, spending, cash flow, products, actions, intentions, plans, strategies and objectives. These statements are not based on historical facts or of current conditions. All such forward-looking statements are inherently uncertain. We have based those forward-looking statements on, among other things, projections and estimates regarding the economy in general, the biomedical industry and other factors that impact our results of operations and financial condition. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or simply state future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” “should” or any variations of such words with similar meanings, including the negatives of such words. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from those which are management’s current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate and there can be no assurance that the forward-looking information in this report will in fact transpire or prove to be accurate. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this introduction.

Our forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. Certain of these risks, uncertainties and other factors are discussed in Item 1, under the subheading “Risk Factors” and elsewhere in this report. New risk factors emerge from time to time and we cannot predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements which reflect management’s view only as of the date of this report, as a prediction of actual results. We undertake no obligation to amend this report or revise publicly these forward-looking statements (other than pursuant to requirements imposed on registrants pursuant to Item 1A under Part II of Form 10-Q) to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents we file with the Securities and Exchange Commission, or SEC, particularly our quarterly reports.

Item 1.  Description of Business.

Overview

We operate through our wholly-owned subsidiary Long-e International Group Co., Ltd. (“LIG”), a company formed under the law of the British Virgin Islands (“BVI”), and our wholly-owned subsidiary, Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“LTS”), a company formed under the laws of the People’s Republic of China (“PRC” or “China”). Through LTS, we are engaged in the research, development, manufacture, marketing and servicing of automotive electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

History

On November 30, 2006, Inncardio, Inc. (renamed Long-e International, Inc. on December 21, 2006, and referred to herein as “Inncardio”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG. On December 29, 2006, the parties entered into Amendment No. 1 to the Exchange Agreement. Pursuant to the Exchange Agreement, as amended, Inncardio would issue 20,606,200 shares of its common stock to LIG’s shareholders and/or their designees in exchange for 100% of the equity interest of LIG (the “Share Exchange”). The Share Exchange closed effective as of December 29, 2006, along with related conversions of certain outstanding debts of Inncardio and LIG. Upon the closing of the Share Exchange, Inncardio became the parent company of LIG and LTS and changed its name to Long-e International, Inc.

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

•
Amplitude shift-key, or  ASK, one-way systems: These   anti-theft products are offered to automotive manufacturers and aftermarket customers. They are basic, one-way transmission systems, which sound a siren and flash the vehicle’s lights to attract attention and frighten away potential thieves when triggered. As of December 31, 2007, we produced 35 models of one-way car alarm remote controls for use with this system and can adapt the form of code encryption technology to suit customers’ requirements. These one-way systems offer a lower price point than two-way systems.

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

Raw Materials and Suppliers

We purchase various raw materials for use in manufacturing our products, most of which are available from numerous sources. At present, our relationships with our current suppliers are generally good and we expect that our suppliers will be able to meet the anticipated demand for our products through fiscal year 2008. To the extent that we experience cost increases we may seek to pass such cost increases on to our customers, but can not provide any assurance that we will be able to do so successfully.

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

LTS has received the following certifications in recognition of our quality assurance program:

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

Aftermarket

We also sell our products to the Chinese aftermarket as replacement systems or as enhancement products for current production and older vehicles. In 2006, we had aftermarket sales of approximately $22 million, representing 95.0% of our total sales and consisting of $16.53 million in sales of our two-way interactive car alarm systems and $3.19 million in sales of normal electronic car alarm systems, and $3.99 million in sales of our other products (including parking reverse systems and TPMS, etc.). For the year ended December 31, 2007, we had aftermarket sales of $24.8 million, representing 78% of our total sales for the period and consisting of $13.5 million in sales of our two-way interactive car alarm systems and approximately $2.6 million in sales of normal electronic car alarm systems, and $8.7 million in sales of our other products (including parking reverse systems and TPMS, etc.). Suifenhe Fengda Car Accessory Company is our largest customer, accounting for $3.42 million, or 17.5%, of our 2006 product sales, including car alarm systems and reverse sensor systems, and $4.2 million, or 14.3%, of our 2007 product sales, including car alarm systems and reverse sensor systems. Wulumuqi YiaOu is our second largest customer, accounting for $3.1 million, or 10.5%, of our 2007 product sales, including car alarm systems and reverse sensor systems. No other customer accounted for more than 10% of our 2006 or 2007 sales.

Regional Markets

Our Chinese aftermarket and OEM/ODM customers generated nearly half of our sales revenue for the 2006 fiscal year, a percentage decrease from prior years reflecting our increasing volume of sales to distributors for export. Our revenues from product sales designated for export represented approximately 10.1% of our 2006 sales revenue. ODMs are those OEM clients for whom we specifically design and produce products in compliance with the client’s stated requirements. For the year ended December 31, 2007, our revenues from product sales designated for export represented approximately 23% of our sales revenue, reflecting a decrease in domestic demand and an increase in international market demand from 2006.

Research and Development

Components suppliers are under pressure from automotive manufacturers to respond more quickly with new designs and product innovations to support rapidly changing consumer tastes and regulatory requirements. We believe that the engineering and technical expertise of our management and key personnel, together with our emphasis on continuing research and development in support of our automotive electronics technologies, allows us to efficiently and timely identify and bring new, innovative products to market for our customers using the latest technologies, materials and processes. We believe that continued research and development activities are critical to maintaining our pipeline of technologically-advanced products and growing the range of products available to serve a broader array of OEM and aftermarket customers. We expended approximately $405,000, $579,000 and $555,000 on research and development activities (including product engineering) for the years ended December 31, 2007, 2006, and 2005, respectively, of which, a total of $295,600, $133,700, and $102,400 respectively of salaries were incurred for research and development purposes, representing reinvestment of approximately 1.3%, 2.4%, and 4.1%, respectively, of our annual revenues for the periods to such efforts.

Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions and acquisition of targeted technical solutions. We actively track research developmental trends in automotive electronic products and government regulations regarding vehicle safety and environmental standards, and continually seeks to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain highly qualified Chinese and foreign technical personnel, by maintaining positive working conditions, providing competitive benefits and a relaxed corporate culture. We promote our internal philosophy of mutual growth to our technical staff and awards various incentives for positive research and development results. As of December 31, 2007, we employed 22 engineers and 4 additional research and development personnel.

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

As of December 31, 2007, we hold several patents in China for our current technologies and products:

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

The utility model patent for the two-way wireless communication technology in the FSK interactive visual car alarm system was originally issued to Bu Shengfu, our President and Chief Executive Officer and to Yin Zhongjun, our Chief Engineer. Messrs. Bu and Yin licensed use of this particular patent to LTS through our expiration on December 15, 2010, in exchange for equity interests in LTS in conjunction with our organization. All of the other patents listed are issued in LTS’s name.

To date, we have not applied for any patents or similar protections of our proprietary technology outside of the PRC.

Trademarks and Trade Names

We also view our name and trademark as significant to our business as a whole. In addition, we hold rights in a number of other trade names and marks applicable to certain of our products that we view as important to the success of such products. As of December 31, 2007, LTS owned five registered trademarks in China, currently in use on our products, including AGILON, KING OF INTERACTION, and BECARSO, each valid through at least October 6, 2012. In addition, LTS’s application for trademark protection in China for “Long-e Auto Electronics Products” was accepted as of December 29, 2005 and remains pending. To date, we have not registered any trademarks or sought other protections of our trade names outside of the PRC.

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

Legal Proceedings

As of December 31, 2007, we were not subject to any material legal proceedings.

Employees

As of December 31, 2007, we had 421 full-time employees, including 12 managers, 26 research and development staff, 26 sales representatives and 237 members of the production team. Over 37% of our employees have some form of post-secondary education or training.

Facilities

LTS leases approximately 3000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. In addition, LTS leases 600 square meters of office space at C-6F, Huahan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China.

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

Risk Factors

All of the information in this Form 10-KSB, including the factors listed below, should be carefully considered and evaluated. These factors are not the only concerns or uncertainties facing our company. Additional matters not now known to us or that we may currently deem immaterial could also impair our ability to conduct business in the future.

If any of the circumstances among the following or others factors actually occur or occur again, our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our operations in the past or are currently affecting us. We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which are beyond our control.

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

Because a significant portion of the accounts receivable are generated by a small number of customers, the failure of one or more of these customers could impair our financial condition.  Because a substantial portion of our sales are made to a small number of customers, our accounts receivable from a small number of customers may represent a large percentage of our accounts receivable and assets. Our largest account receivable at December 31, 2007 was approximately $892,000, representing approximately 5.4% of our total current assets and approximately 10.5% of our working capital, and our three largest accounts receivable totaled approximately $2.3 million, representing approximately 14% of our total current assets and approximately 27% of our working capital. This concentration of accounts receivable represents a significant credit risk, and the failure of any of these customers to pay their obligations to us in a timely manner could have a material adverse effect upon our financial condition.

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

The failure to manage growth or diversification effectively could have an adverse effect on our business, financial condition, and results of operations. Any significant growth in the market for our auto electronic products, entry into new markets by us or diversification of our products and services may require us to expand our employee base for managerial, operational, financial, and other purposes. As of December 31, 2007, we had 421 full time employees. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees. Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchases of raw materials and supplies, research and development of new products, acquisition of new businesses and technologies, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and control. Our failure to manage growth or diversification effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability.

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

We cannot guarantee the protection of our intellectual property rights and if infringement of our intellectual property rights occurs, including counterfeiting of our products, our reputation and business may be adversely affected. To protect the reputation of our products, we have sought to file or register our intellectual property, as appropriate, in the PRC where we have our primary business presence. As of December 31, 2007, we, via LTS, had registered 5 trademarks as used on our automotive safety and security systems and had applied for registration of an additional trademark relating to the use of “Long-e Auto Electronics Products.” Our products are currently sold under these trademarks in the PRC, and we plan to expand our products to other international markets. There is no assurance that there will not be any infringement of our brand name or other registered trademarks or counterfeiting of our products in the future, in China or elsewhere. Should any such infringement and/or counterfeiting occur, our reputation and business may be adversely affected. We may also incur significant expenses and substantial amounts of time and effort to enforce our trademark rights in the future. Such diversion of our resources may adversely affect our existing business and future expansion plans.

As of December 31, 2007, we, via LTS, held four Chinese patents relating to the technology in our FSK interactive visual car alarm system. We believe that obtaining patents and enforcing other proprietary protections for our technologies and products have been and will continue to be very important in enabling us to compete effectively. However, there can be no assurance that our pending patent applications will issue, or that we will be able to obtain any new patents, in China or elsewhere, or that our or our licensors’ patents and proprietary rights will not be challenged or circumvented, or that these patents will provide us with any meaningful competitive advantages. Furthermore, there can be no assurance that others will not independently develop similar products or will not design around any patents that have been or may be issued to us or our licensors. We currently do not have any patent applications pending in, or any patents from, jurisdictions outside of China and may not seek such foreign patents. Failure to obtain patents in certain foreign countries may materially adversely affect our ability to compete effectively in those international markets. If a sufficiently broad patent were to be issued from a competing application in China or elsewhere, it could have a material adverse effect upon our intellectual property position in that particular market.

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

Our products are made at our production facility located in Shenzhen, China; however, our insurance may not adequately cover any losses at that facility due to fire, casualty or theft. We have obtained property insurance aggregating approximately $3.0 million, for the period from October 1, 2007 to September 30, 2008, covering our raw materials, goods and merchandise, furniture and equipment and production facility in Shenzhen, China. Although the actual proceeds of such insurance may not be sufficient to cover material damage to, or the loss of, our production facility due to fire, severe weather, flood or other cause, and such damage or loss would have a material adverse effect on our financial condition, business and prospects, our current policy is considered to be sufficient to cover expenses in case of such losses.

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

Additionally, as of December 31, 2007 and 2006, substantially all of the Company’s bank deposits were 100% and 59%, respectively, placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. Although the Company has not suffered any losses on its cash balances, there is no guarantee that the Company will not suffer any such losses in the future.

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

Inflation in the PRC could negatively affect our profitability and growth. While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. In April and August 2006, the People’s Bank of China raised the interest rate again, and in 2007, the People’s Bank of China raised interest rates 6 times. Continued, repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

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

Effective as of January 25, 2007, we effected a second private placement transaction. Pursuant to a Securities Purchase Agreement entered into with the investors, we sold and the investors purchased: (1) Convertible Promissory Notes in the aggregate principal amount of $5,353,000, convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share, (2) Common Stock Purchase Warrants (the “Series A Warrants”) entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.48 per share, and (3) Common Stock Purchase Warrants (the “Series B Warrants”) to purchase up to an aggregate of 6,691,250 shares of the Company’s common stock at a price of $0.60 per share (the “Second Private Placement”). As of December 31, 2007, these Notes had not been converted and none of the Series A or B Warrants had been exercised, in whole or in part.

Pursuant to the terms of the Securities Purchase Agreement and an Amended and Restated Registration Rights Agreement, we agreed to file, not later than 120 days after the closing date of the Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to satisfy certain agreed deadlines during the registration process, and are now obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company, up to 20% of such investment in the aggregate. As of December 31, 2007, the required registration filing has not been completed. We have recognized a liability of $1,450,600 on our books as of December 31, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed.

Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Conversion Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Conversion Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these registration rights.

Additionally, some of our shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations, which were eased significantly in February 2008. Although we are a former shell company and thus subject to heightened informational requirements under revised Rule 144, we satisfied the requirement of filing “Form 10” information, as specified in the Rule, over 12 months ago. As a result, in general, pursuant to Rule 144, a shareholder (or shareholders whose shares are aggregated) who has satisfied a one-year holding period may freely sell their shares of our common stock, while our current and recent affiliates may sell, within any three-month period, a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of December 31, 2007, 1% of our issued and outstanding shares of common stock were approximately 312,597 shares. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

We are in breach of our obligations pursuant to our Amended and Restated Registration Rights Agreement, subjecting us to liquidated damages. In conjunction with the Private Placement and the Second Private Placement, we entered into an Amended and Restated Registration Rights Agreement dated January 25, 2007, which required that we file a registration statement registering certain of our recently issued securities for resale no later than 120 days from the closing date of the sale of the securities in the Second Private Placement. We failed to satisfy the agreed deadline for filing of the initial registration statement, and subsequently also breached our obligation to remain timely in our required filings with the SEC and to maintain quotation of our common stock on the OTCBB. As a result, we have triggered the liquidated damages provision of the Amended and Restated Registration Rights Agreement and are contractually obligated to pay the investors who are signatories to that agreement liquidated damages in cash equal to 2% of each investor’s initial investment in the Company, up to 20% of such investment in the aggregate (approximately $1.45 million). We have recognized a liability of $1,450,600 on our books as of December 31, 2007 to provide for the maximum liquidated damages accruable, as we believe it is unlikely that we will file the registration statement prior to the date upon which the maximum penalty would be owed. Although we have received some requests for partial payment of the liquidated damages accrued, we have not made any cash payments of liquidated damages. Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share; however, not all investors owed liquidated damages chose to participate in the conversion transaction and thus we are still liable for certain damages through December 31, 2007, and liable for any liquidated damages accrued after that date until the cap is reached. If we were to pay these liquidated damages with shares of our common stock or other equity securities, this would have a dilutive effect and may have an adverse effect on the market price of our common stock by creating an excessive supply. If we were to pay these liquidated damages in cash, this would limit the amount of cash available to fund and potentially grow our operations and could have an adverse effect on our operations and financial condition.

The ability of our Chinese operating subsidiary to pay dividends may be restricted due to our corporate structure. Substantially all of our operations are conducted in China and substantially all of our revenues are generated in China. As a wholly foreign-owned enterprise, LTS is required to establish reserve funds and staff and workers’ bonus and welfare funds, each of which is appropriated from net profit after taxation but before dividend distributions in accordance with Chinese law. LTS is required to allocate at least 10% of our net profits to the reserve fund until the balance of this fund has reached 50% of LTS’s registered capital; as of December 31, 2007, LTS’s registered capital was approximately $1.3 million.

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

Item 2.  Description of Property.

Our headquarters are located at C-6F, Huahan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China, where LTS leases 600 square meters of office space. In additional, our wholly-owned subsidiary, Long-e Technology (Shenzhen) Co., Ltd. leases approximately 3,000 square meters of office and manufacturing space, at Building No. 1, 2nd Industry Zone, Zhangkeng, Longhua, Bao’an District, Shenzhen, China and approximately 14,000 square meters of manufacturing and office space at Block C, 2nd Floor of Block A and B, Seaside Industrial Zone, Xixiang Xingye Road, Bao’an District, Shenzhen, 518102, China. We do not own any real estate nor intend to invest in real estate, mortgages or real-estate related third parties. It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

In September 2007, we entered into a land-use right assignment agreement, whereby, upon full payment of US$2,359,961, we will obtain a land use right in Guangdong Province, China, which we intend to use to build new facilities for our operations and for leasing to other parties. As of December 31, 2007, we had paid an initial deposit of US$1,179,980, shown as the land use right deposit on the accompanying consolidated balance sheets.

Item 3.  Legal Proceedings.

As of December 31, 2007, we were not subject to any material legal proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.

On March 31, 2007, our board of directors unanimously: approved an amendment and restatement of our Articles of Incorporation to authorize the issuance of preferred stock and an increase in the number of authorized shares of common stock (the “Articles Amendment”); approved the conversion of the Company from a State of Utah corporation to a State of Delaware corporation (the “Jurisdiction Conversion”); affirmed the continuation of Bu Shengfu, Xu Rujiang, Liang Zhu, Jin Yushan, and Chen Dong as directors of the converted entity and recommended seeking shareholder ratification of such continuing appointments (the “Director Ratification”); and adopted the Long-e 2007 Equity Incentive Plan (the “Equity Incentive Plan”). By action by written consent, dated April 4, 2007, the holders of 17,678,404 shares (56.55%) of our outstanding common stock approved the Articles Amendment, the Jurisdiction Conversion, the Director Ratification and the Equity Incentive Plan. As a result, adoption of the Articles Amendment, Jurisdiction, Director Ratification and the Equity Incentive Plan were approved and no further votes were needed; however, these actions could not become effective until at least 20 days after the filing of a definitive information statement on Schedule 14C, promulgated under the Securities Exchange Act of 1934 and mail such information statement to our shareholders, plus the completion of certain state filings. Although we filed a preliminary information statement on Schedule 14C with the SEC on April 5, 2007, given the significant passage of time since we initially obtained stockholder consent for the actions described therein and our desire to initiate additional corporate actions at this time, we have decided not to file a revised preliminary information statement on Schedule 14C, and to instead prepare a consent solicitation and file a preliminary proxy (consent solicitation) statement on Schedule 14A in the near future. Thus, at this time, none of the actions described in this Item 4 are yet effective.

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Our Common Stock

As of December 31, 2007, our common stock was quoted on the Electronic Quotation Service known as the Pink Sheets as “LOGE.PK”, having been removed from quotation for trading on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “LOGE.OB” during 2007. Prior to the closing of our Share Exchange with Inncardio, Inc. on December 29, 2006, the company’s stock was quoted as “ICDO.OB.” The following table shows the high and low bid prices for our common stock on the OTCBB for each quarter in 2006 and on the Pink Sheets for each quarter in 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year Ended December 31, 2006
Quarter Ended March 31	$2.30	2.25
Quarter Ended June 30	2.30	1.03
Quarter Ended September 30	2.00	0.51
Quarter Ended December 31	1.55	0.46

Fiscal Year Ended December 31, 2007
Quarter Ended March 31	$2.60	0.65
Quarter Ended June 30	0.90	0.31
Quarter Ended September 30	0.41	0.26
Quarter Ended December 31	0.38	0.18

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

Holders of Our Common Stock

As of December 31, 2007, we had 31,259,714 shares of our common tock issued and outstanding, held by 109 holders of record.

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

This Form 10−KSB contains forward-looking statements; please see the section titled “Forward-Looking Information” at the beginning of this Annual Report. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and notes thereto appearing elsewhere herein and the factors set forth under the subheading “Risk Factors” under Item 1 above. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

Income Taxes. We, through our wholly-owned operating subsidiary LTS, enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved LTS’s status as a new high technology enterprise and granted LTS a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the corporate income tax rate in Shenzhen, China is 15%, LTS’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%. It is anticipated that LTS’s effective income tax rate for the 2008 will be 7.5%. Under recent changes in applicable PRC tax law, LTS’s corporate tax rate is anticipated to increase as some of its current preferential tax concessions transition to termination, but we are not yet certain what the applicable tax rate(s) will be in subsequent years.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will have no impact on our financial position or results of operations.

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

Results of Operations

Year ended December 31, 2007 as compared to the year ended December 31, 2006

The following table sets forth information from our statements of operations for the year ended December 31, 2007 and 2006, in dollars and as a percentage of revenue (dollars in thousands):

	Year Ended December 31,
	2007		2006
Sales	$29,390	93.1%	$19,481	82.2%
Assembling/ Reprocessing revenue	2,190	6.9%	4,216	17.8%
Total revenues	31,580	100.0%	23,697	100.0%
Cost of sales	22,611	71.6%	16,705	70.5%
Gross profit	8,969	28.4%	6,992	29.5%
Selling	3,561	11.3%	2,462	10.4%
General and administrative	3,578	11.3%	1,791	7.6%
Research and development	405	1.3%	579	2.4%
Loss on disposal of fixed assets	0	0.0%	336	1.4%
Merger financing cost	0	0.0%	115	0.5%
Income from operations	1,425	4.5%	1,750	7.4%
Registration rights penalty	(1,451)	(4.6)%	0	0.0%
Other income(expense)	89	0.3%	(28)	(0.1)%
Interest income	37	0.1%	8	0.0%
Interest expense	(548)	(1.7)%	(597)	(2.5)%
Gain on extinguishment of debts	0	0.0%	(41)	(0.2)%
(Loss) income before income taxes	(448)	(1.4)%	1,132	4.8%
Provision for income taxes	195	0.6%	274	1.2%
Net (loss) income	(643)	(2.0)%	858	3.6%

Revenue. Our sales revenue for the year ended December 31, 2007 totaled $29.4 million, an increase of 50.9% compared with our sales revenue of $19.5 million for the year ended December 31, 2006 and consisted of the following:

•
Sales of two-way interactive visual car alarm system sales accounted for $15.7 million, or 54% of our total revenue from product sales for the year ended December 31, 2007, an increase of $2.8 million or 22% from $12.9 million for the year ended December 31, 2006, while sales of all other car alarm systems accounted for $5.7 million, or 19% of our total revenue from product sales, an increase of $3.1 million or 119% from $2.6 million for the year ended December 31, 2006. During the year ended December 31, 2007, the sales of our tire pressure monitoring system (“TPMS”) accounted for $3.9 million or 13% of our total revenue from products sales and the sales of parking sensor systems accounted for $4.1 million or 14% of our total revenue from products sales for the year ended December 31, 2007.

•
Sales to distributors for export totaled $6.8 million for the year ended December 31, 2007, or 23% of our revenue from product sales during the period, representing an increase of $4.8 million, or 2.4 times from $2.0 million generated by such sales during the year ended December 31, 2006. Sales within the Chinese aftermarket and to OEMs totaled $22.6 million, or 77%, of our total product sales for the year ended December 31, 2007, an increase of $5.1 million, or 29%, from $17.5 million for the year ended December 31, 2006.

During the year ended December 31, 2007, we generated $2.2 million in revenue from subcontracting activities, a decrease of $2.0 million or 47.6% from $4.2 million generated from subcontracting activities generated during the year ended December 31, 2006. The subcontracting revenue generated during the year ended December 31, 2007 was comprised of $1.2 million related to our two-way interactive visual car alarm system and $50,000 related to all of our other car alarm systems.

During the year ended December 31, 2007, our cost of goods sold totaled $22.6 million, an increase of 35.3% compared with our cost of goods sold of $16.7 million for the year ended December 31, 2006. The increase was attributable to change in our products offerings, in particular from the expanded focus on the production and marketing of our higher margin two-way interactive visual car alarm systems and our TPMS.

Gross Margin. Our gross margin on product sales and subcontracting activities decreased from 29.5% for the year ended December 31, 2006 to 28.4% for the year ended December 31, 2007. This decrease primarily resulted from certain changes in our products offerings and marketing, in particular from the write-down of inventory to net realizable value $458,263.

Operating Expenses. During the year ended December 31, 2007, operating expenses totaled $7.5 million, as compared to $5.3 million during the year ended December 31, 2006, an increase of 41.5%, and consisted of the following:

Selling expenses were $3.6 million for the year ended December 31, 2007, an increase of $1.1 million, or 44%, compared with $2.5 million for the year ended December 31, 2006. The increase was primarily attributable to our heightened efforts to expand our market share and promote our products.

General and administrative expenses were $3.6 million for the year ended December 31, 2007, an increase of $1.8 million, or 100%, compared with $1.8 million for the year ended December 31, 2006. The increase was primarily attributable to the expenses incurred for reporting and compliance as a publicly reporting U.S. company, including increased legal and accounting fees, as compared to those incurred when we were a private, solely foreign corporation in 2006. Additionally, administrative salaries amounted to $961,000 for the year ended December 31, 2007, as compared to $620,000 for the year ended December 31, 2006, an increase of $341,000 or 55%.

Research and development expenses were $405,000 for the year ended December 31, 2007, a decrease of $174,000, or 30%, from $579,000 for the year ended December 31, 2006.

Income from operations was $1.4 million for the year ended December 31, 2007, compared with income from operations of $1.7 million for the year ended December 31, 2006.

For the year ended December 31, 2007, other expenses amounted to $1.9 million as compared to $618,000 for the year ended December 31, 2006. For the year ended December 31, 2007, we recorded a registration rights penalty expense of $1.45 million as compared to $nil for the year ended December 31, 2006. Additionally, for the year ended December 31, 2007, we recorded interest expense of $548,000 as compared to $598,000 for the year ended December 31, 2006.

Income tax provision for the year ended December 31, 2007 was $195,000 compared to $274,000 for the year ended December 31, 2006.

Net loss for the year ended December 31, 2007 was $643,000 or $(0.02) per common share compared to net income of $858,000 or $0.04 per common share for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $3.7 million in cash located in financial institutions in China.

Our working capital position increased $5.0 million to $8.5 million at December 31, 2007 from working capital of $3.5 million at December 31, 2006. This increase in working capital is primarily attributable to a second private placement transaction in January 2007 pursuant to which we borrowed $5.3 million. Our first private placement was completed in December 2006 concurrent with our Share Exchange, as previously disclosed. Pursuant to the Securities Purchase Agreement entered into with the investors in January 2007, we sold and the investors purchased:

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

Pursuant to the terms of the Amended and Restated Registration Rights Agreement in the Second Private Placement (the “2007 Registration Rights Agreement”), we agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. We failed to file the registration statement in accordance with the 120-day filing period, which constituted a default under the 2007 Registration Rights Agreement in relation to the Notes and Warrants. As a result, we became obligated to pay the investors liquidated damages in cash equal to 2% of the investors’ initial investment in the Company for each 30-day delay in filing, up to 20% of such investment in the aggregate. As of December 31, 2007, we had recognized a liability of $1,450,600 on our books to provide for maximum liquidated damages pursuant to the 2007 Registration Rights Agreement, since at that time it was unlikely that the registration statement required would be filed prior to the date when the maximum penalty would accrue.

Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Conversion Notes”). The Conversion Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Conversion Notes, upon the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these additional registration rights. The cash payment of any remaining liquidated damages owed in relation to the First and Second Private Placements to investors who did not participate in the issuance of the Notes will have an adverse effect on our cash position.

In addition, through LTS, we executed a loan agreement for approximately $1,096,777 in July 2007 from Shenzhen City Commercial Bank-HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui and mortgage agreement executed by Chen YunFeng, a stockholder of Long-e. The Company drew funds under the loan on August 3, 2007 and the funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008. The outstanding balance loan bears interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances; Subsequent to the end of the year ended, the rate adjustment to 6.84%. Beginning in September 2007, LTS was obligated to repay approximately $68,549 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other creditors and its sole shareholder for disbursement of funds during the term of the loan. As of December 31, 2007 we had a remaining principal balance of approximately $822,583 outstanding on this loan.

Our net loss of $643,000 for the year ended December 31, 2007 includes non-cash charges of $671,313 for depreciation and amortization and also non-cash discount on financial instruments of $547,874. Net cash used in our operating activities totaled $2,072,644 for the year ended December 31, 2007, as compared to net cash provided by operating activities of $1,426,255 for the year ended December 31, 2006, reflecting decreased cash flow from operating activities due to the expansion of our production and sales capacities, notwithstanding an increase in accounts receivables and inventories an prepaid expenses. During the year ended December 31, 2007, our accounts receivable turned over approximately 5.3 times, and our inventories turned over approximately 8 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the year ended December 31, 2007, our net cash used in investing activities totaled $2,701,596 as compared to $649,311 for the year ended December 31, 2006, due to an increase in the purchase of plant and equipment.

For the year ended December 31, 2007, net cash provided by financial activities amounted to $5,948,871 as compared to net cash provided by financing activities of $1,103,408 for the year ended December 31, 2006. The increase was primarily attributable to the receipt of cash from convertible debt of $5,353,000.

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

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Long-E International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Long-E International, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Long-E International, Inc. and subsidiaries at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 10, 2008

Long-E International, Inc. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$3,715,010	$2,313,080
Trade Receivables, net (Note 4)	6,768,947	4,405,799
Short-term loans receivable (Note 5)	2,333,656	-
Inventories, net (Note 6)	2,763,930	2,118,373
Value-added taxes (VAT) refundable	22,370	55,340
Due from related parties (Note 13)	23,587	1,048
Prepaid expenses and other receivables	810,668	177,166
Total current assets	16,438,168	9,070,806
Plant and equipment, net (Note 7)	2,146,924	1,089,127
Land use right deposit (Note 16)	1,179,980	-
Intangibles, net (Note 8)	53,835	95,864
Total Assets	$19,818,907	$10,255,797

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable-Trade	$2,670,458	$1,965,098
Accrued liabilities and other payables	717,661	357,507
Short term loans (Notes 9 and 13)	1,545,829	1,174,371
Current portion of bank loans payable (Note 10)	261,435	-
Registration rights penalty payable	323,600	-
Other taxes payable	1,212,896	995,376
Wages payable	810,274	570,215
Corporate income taxes payable	239,361	121,948
Due to related parties (Note 13)	175,718	393,267
Total current liabilities	7,957,232	5,577,782

Long-term Liabilities:
Bank loans payable (Note 10)	20,278	-
Convertible debt, net of debt discount of $4,862,308 (Note 11)	490,692	-
Convertible debt, issued for settlement of liquidating damage,
net of debt discount of $1,127,000 (Note 11)	-	-

Total Liabilities	8,468,202	5,577,782

Commitments and Contingencies (Note 16)

Shareholders' Equity:
Common stock, $.001 Par value; 50,000,000 shares authorized;
issued and outstanding 31,259,714 and 31,259,714 shares, respectively (Note 12)	31,260	31,260
Additional paid-in capital	8,623,111	2,066,869
Deferred warrant expense	(19,060)	-
Accumulated other comprehensive income	983,362	204,985
Statutory reserves	1,252,323	776,491
Retained earnings	479,709	1,598,410
Total Shareholders' Equity	11,350,705	4,678,015
Total Liabilities and Shareholders' Equity	$19,818,907	$10,255,797

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Years Ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006

Product Sales	$29,389,508	$19,481,024
Assembling / Reprocessing Revenues	2,190,238	4,216,135
Total Revenues	31,579,746	23,697,159

Cost of Sales	22,610,851	16,705,371

Gross Profit	8,968,895	6,991,788

Operating Expenses
Selling expenses	3,561,588	2,461,603
General and administrative expenses	3,578,288	1,791,357
Research and development	404,808	578,789
Merger financing cost	-	114,760
Loss on disposal of assets	-	335,803

Total Operating Expenses	7,544,684	5,282,312

Income from Operations	1,424,211	1,709,476

Other Income (Expenses):
Government grant	21,263	-
Interest income	36,512	7,714
Interest expense	(57,286)	(97,318)
Amortization of discount on convertible notes	(490,692)	(500,000)
Registration rights penalty	(1,450,600)	-
Gain on extinguishment of debts	-	40,991
Sundry income (expense)	68,317	(28,156)

Total Other Income (Expenses)	(1,872,486)	(576,769)

Income (Loss) before income taxes	(448,275)	1,132,707

Provision for income taxes (note 14)	194,594	274,235

Net Income (Loss)	(642,869)	858,472

Foreign currency translation adjustment	778,377	172,074

Comprehensive Income	$135,508	$1,030,546

Net earnings per share, basic	$(0.02)	$0.04
Weighted average number of shares outstanding, basic	31,259,714	20,748,984

Net earnings per share, diluted	$(0.02)	$0.04
Weighted average number of shares outstanding, diluted	31,259,714	20,804,933

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Years Ended December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Cash flows from operating activities

Net Income (loss)	$(642,869)	$858,472
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	671,313	380,488
Loss on disposal of fixed asset	-	335,803
Amortization of debt discount	490,692	500,000
Amortization of CCG warrants	57,182	-
Gain on extinguishment of debts	-	(40,991)
Registration rights penalty	1,450,600	-

Chang in operating assets and liabilities:
(Increase) decrease in assets:
Due from related parties	(173,277)	137,951
VAT tax recoverable	35,333	(21,314)
Trade Receivables, net	(1,977,573)	(1,362,862)
Short-term loans receivable	(2,241,277)	-
Deposit and other receivables	(597,355)	(177,166)
Inventories, net	(479,590)	(1,190,889)

(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	1,086,561	971,618
Other tax payable	142,933	995,376
Corporate income tax payable	104,683	39,769

Net cash provided by (used in) operating activities	(2,072,644)	1,426,255

Cash flows from investing activities:
Purchase of plant and equipment	(1,562,486)	(540,316)
Proceeds from disposal of fixed assets	-	251
Land use right deposit	(1,133,270)	-
Purchase of intangibles	(5,840)	(109,246)

Net cash used in investing activities	(2,701,596)	(649,311)

Cash flows from financing activities:
Proceeds from bank loans	1,633,117	-
Proceeds from loans from individuals	30,847	83,776
Repayment of bank loans	(630,273)	(376,913)
Repayment of short-term government loans	(102,823)	-
Repayment of government loans	(164,517)	-
Repayment of loans from individuals	(155,505)	(404,309)
Proceeds from related party advances	(14,975)	331,766
Issuance of convertible promissory notes	5,353,000	500,000
Receipts of notes receivable	-	10,000
Common shares issued for cash	-	959,088

Net cash provided by financing activities	5,948,871	1,103,408

Effect of exchange rate changes on cash	227,299	23,291

Net increase in cash	1,401,930	1,903,643

Cash, beginning of year	2,313,080	409,437

Cash, end of year	$3,715,010	$2,313,080

Supplemental disclosure information:

Interest expense paid	$57,286	$97,318
Income taxes paid	$194,594	$274,235

Non-cash financing and investing activities:

Conversion of bridge loan to equity	$-	$500,000

Warrants issued for services	$76,242	$-

Issuance of convertible notes for registration rights penalty	$1,127,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
STATEMENTS OF CHANGE IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

	Common stock		Additional	Deferred	Accumulated other
	Number		Paid-in	warrant	Comprehensive	Statutory	Retained	Total
	of shares	Amount	Capital	expense	Income	Reserves	Earnings	Equity

Balance at December 31, 2005	20,661,879	$20,662	$1,236,372	$-	$32,911	$303,341	$1,213,088	$2,806,374

Net effect of reverse merger, December 29, 2006			(1,440,204)					(1,440,204)
Shares issued for debt conversion, December 29, 2006	5,312,121	5,312	319,992					325,304
Shares issued for cash at $0.40 each, December 29, 2006	3,500,000	3,500	952,088					955,588
Shares and warrants issued for debt conversion, December 29, 2006	1,785,714	1,786	498,214					500,000
Valuation on 09/06 bridge warrants to investors and beneficial conversion feature, December 29, 2006			500,000					500,000
Net income (loss) for the year							858,472	858,472
Contribution by stockholder			407					407
Transfer to restricted earnings						473,150	(473,150)	-
Effect of foreign currency translation					172,074			172,074

Balance at December 31, 2006	31,259,714	31,260	2,066,869	-	204,985	776,491	1,598,410	4,678,015

Beneficial Conversion Features on 012507 CPNotes			5,353,000					5,353,000
Fair value of warrants granted in March 2007(CCG warrants)			76,242	(19,060)				57,182
Beneficial Conversion Features on 123107 CPNotes			1,127,000					1,127,000
Net loss for the year							(642,869)	(642,869)
Transfer to restricted earnings						475,832	(475,832)	-
Effect of foreign currency translation					778,377			778,377

Balance at December 31, 2007	31,259,714	$31,260	$8,623,111	$(19,060)	$983,362	$1,252,323	$479,709	$11,350,705

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

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

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Group as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006, respectively.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively referenced throughout as the “Company”). Significant intercompany transactions have been eliminated in consolidation.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivables, short-term loans receivable, inventories, value-added taxes (VAT) refundable, due from related parties, prepaid expenses and other receivables, accounts payable-trade, accrued liabilities and other payables, short term loans, current portion of bank loans payable, registration rights penalty payable, other taxes payable, wages payable, corporate income taxes payable, due to related parties. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

h.	Plant and Equipment

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

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

k.	Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and in one geographical segment (China), as all of the Company’s current operations are carried out in China.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2007	December 31, 2006
Balance sheet items, except for the registered and paid-up capital, as of year end	US$0.13710:RMB1	US$0.12792:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$0.13167:RMB1	US$0.12528:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q.	Related parties

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

r.	Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation had no impact on the Company’s financial position or results of operations.

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

3. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, accounts and other receivables as of December 31, 2007 and 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2007 and 2006, substantially all of the Company’s bank deposits were 100% and 59% placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the year ended December 31, 2007 and 2006, approximately 77% and 90%, respectively, of the Company’s sales were made to customers located in the PRC. In addition, approximately 94% and 96% of accounts receivables as of December 31, 2007 and 2006 respectively, came from customers located in the PRC.

Other than the largest customer who accounted for approximately 14% and 17% of the Company’s total revenue for the year ended December 31, 2007 and 2006, respectively, no single external customer exceeded 10% of the Company’s total revenue for the year ended December 31, 2007 and 2006.

4. TRADE RECEIVABLES

At December 31, 2007 and 2006, trade receivables consist of the following:

	December 31,
	2007	2006
Trade receivables	$7,243,994	$4,691,895

Less: Allowance for obsolescence	(475,047)	(286,096)

Trade receivables, net	$6,768,947	$4,405,799

Movements in provision for bad debts increased by $188,951 and $159,418 in the years ended December 31, 2007 and 2006, respectively, and broke down as follows:

	December 31,
	2007	2006
Beginning of year	$286,096	$126,678
Additions	188,951	159,418

End of year	$475,047	$286,096

5. SHORT-TERM LOANS RECEIVABLE

At December 31, 2007 and 2006, short-term loans receivable consist of the following:

	December 31,
	2007	2006
No fixed terms of repayment	$688,492	$-
12% loans receivable, due by noninstallment up to April 30, 2008	274,194	-
12% loans receivable, due by noninstallment up to May 25, 2008	685,485	-
12% loans receivable, due by noninstallment up to June 16, 2008	685,485	-

Total	$2,333,656	$-

The above unsecured loans were made to an electronics company in support of a non-binding letter of intent pursuant to which the Company is in negotiations to acquire the debtor and pursuant to which the Company may apply the loans towards the acquisition purchase price, if a material definitive agreement is reached.

6. INVENTORIES

At December 31, 2007 and 2006, inventories consist of the following:

	December 31,
	2007	2006
Raw materials and packing materials	$1,196,275	$741,356
Raw materials on consignment at subcontractors	13,848	1,342,173
Finished goods	678,169	337,270
Work-in-progress	1,303,715	39,275
Consumables	0	86
	3,192,007	2,460,160

Less: Allowance for obsolescence	(428,077)	(341,787)

Inventories, net	$2,763,930	$2,118,373

Movements in allowance for obsolescence increased by $86,290 and $10,197 in the years ended December 31, 2007 and 2006, respectively, and broke down as follows:

	December 31,
	2007	2006
Beginning of year	$341,787	$331,590
Additions	86,290	10,197

End of year	$428,077	$341,787

During 2007, the Company wrote down inventory to Net Realizable Value by taking a $458,263 expense charge to Cost of Sales.

7. PLANT AND EQUIPMENT

At December 31, 2007 and 2006, plant and equipment consists of the following:

	December 31,
	2007	2006
Production machinery and equipment	$2,854,944	$1,593,887
Leasehold improvements	373,233	124,441
Office and other equipment	215,850	83,523
Automobiles	181,185	67,687
	3,625,212	1,869,538

Less: Accumulated depreciation	(1,478,288)	(780,411)

	$2,146,924	$1,089,127

Depreciation expense was $618,753 and $384,440 for the years ended December 31, 2007 and 2006 respectively, and is broken down as follows:

	December 31,
	2007	2006
Cost of sales	$503,665	$158,462
Operating expense	115,088	225,978

Total	$618,753	$384,440

8. INTANGIBLE ASSETS

Intangible assets consist of the following, which are to be amortized over 2 years starting 2006:

	December 31,
	2007	2006
Computerized ERP System	$109,246	$109,246
CorelDraw 13 Chinese software	1,727	-
OA Office System	4,113	-
	115,086	109,246

Less: Accumulated amortization	(61,251)	(13,382)

	$53,835	$95,864

Amortization expense amounted to $52,560 and $13,382 for the years ended December 31, 2007 and 2006, respectively.
.
9. SHORT-TERM LOANS

Short-term loans consist of the following:

	December 31,
	2007	2006
6.435% Bank loan, due by installments up to June 29, 2007	$-	$94,905
6.57% Bank loan, due by installments up to August 2, 2008*	822,583	-
Interest-free, unsecured loans, no fixed terms of repayment	723,246	765,271
48% unsecured loan, due on February 15, 2007	-	64,125

Total short-term bank loans	1,545,829	924,301
Total short-term government loans	-	250,070
Total short-term loans	$1,545,829	$1,174,371

*Subsequent to the end of the year, the applicable rate adjusted to 6.84%. The loan is secured by certain properties of related parties. See more details in note 13.

Interest expense from these loans for the years ended December 31, 2007 and 2006 amounted to $29,915 and $62,111, respectively.

10.	BANK LOANS PAYABLE

Bank loans payable consist of the following:

	December 31,
	2007	2006
3.49% Bank loan, due by installments up to October 7, 2008	$146,699	$-
3.49% Bank loan, due by installments up to February 12, 2009	135,014	-

Total bank loans payable	281,713	-
Less: current portion	261,435	-

Long-term loans payable	$20,278	$-

Interest expense from these loans for the year ended December 31, 2007 amounted to $27,371.

11.  CONVERTIBLE DEBT

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

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the Company, up to 20% of such investment in the aggregate. For the year ended December 31, 2007, the Company accrued registration rights penalties of $1,450,600 (See Note 16).

Effective December 31, 2007, we converted approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007, into ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Conversion Notes”). The Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the Conversion.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertible debt was not a derivative instrument. In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible debt was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. This convertible notes issued January 25, 2007 were fully convertible at the issuance date, therefore the portion of proceeds allocated to the convertible debt of $896,002 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 120-month convertible debt term. The convertible notes issued December 31, 2007 were also fully convertible at the issuance date and the beneficial conversion feature was recorded as a debt discount to be amortized over the 120-month convertible debt term.

The investors in the Second Private Placement also received Series A and Series B Warrants. The Series A and Series B Warrants have a term of 5 years after the issue date of January 25, 2007. These warrants were treated as a discount on the secured debt and were valued at $4,456,998 to be amortized over the 120-month convertible debt term. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years.

For the year ended December 31, 2007, amortization of debt discount amounted to $490,692 and is included in interest expense on the accompanying consolidated statement of operations.

The convertible debenture liability is as follows at December 31, 2007:

Convertible debentures 0% payable (Issued Jan 25,2007, due Jan 25,2017)	$5,353,000
Less: unamortized discount on debentures	(4,862,308)
Convertible debentures, net	$490,692
Convertible debentures 0% payable (Issued Dec 31,2007, due Dec 31, 2017)	$1,127,000
Less: unamortized discount on debentures	(1,127,000)
Convertible debentures, net	$-

12 SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company granted Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 10).

On March 31, 2007 the Company entered into an engagement letter for investor relations services with CCG Investor Relations Partners, LLC (“CCG”) and issued to CCG, pursuant to that agreement, a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007. For the year ended December 31, 2007, amortization of CCG warrants amounted to $57,182 and is included in general and administrative expense on the accompanying consolidated statement of operations.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2007 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2006	6,807,141	$0.49
Granted	13,507,500	$0.55
Exercised	-	-
Forfeited	-	-
Balance at December 31, 2007	20,314,641	$0.53

The following information applies to all warrants outstanding at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	3.75	$0.28	1,000,000	$0.28
$0.40-$0.48	9,859,106	4.00	$0.48	9,859,106	$0.48
$0.60	9,330,535	4.00	$0.60	9,330,535	$0.60
$1.20	125,000	4.25	$1.20	93,750	$1.20
	20,314,641		$0.53	20,283,391	$0.52

As of December 31, 2007 and 2006, the Company did not have a shareholder-approved equity incentive plan and had no options outstanding.

13	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, At December 31, 2007, the Company had the following balances with related parties.

	December 31,
	2007	2006
Due from related parties:
Ms. Li Xiangdong, VP, Finance of LTS	$2,599	$552
Mr. Chen Linshen, Executive VP	2,530	-
Mr. Xu Rujiang, COO & GM of LTS	9,102	-
Mr. Wang Songtao, VP, Int’l Business of LTS	4,305	-
Mr. Liangzhu, CFO	5,051	-
Mr. Xu Jiafa, VP, Production of LTS	-	496
Due from related parties	$23,587	$1,048

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

	December 31,
	2007	2006
Due to related parties:
Mr. Bu Shengfu, CEO	$33,145	$223,224
Mr. Li Huamin, a stockholder	31,120	31,120
Mr. Xu Jiafa, VP, Production of LTS	27,963	28,254
Mr. Chen Dong, a stockholder	79,756	102,260
Mr. Yin Zhongjun, Chief Engineer	3,011	3,897
Mr. Wang Qing, Chefu's Stockholder	723	-
Mr. Xu Rujiang, COO & GM of LTS	-	4,512
Due to related parties	$175,718	$393,267

The balances due to related parties represent loans to the Company from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the Company will repay such amounts within one year.

Other:

Through Long-e Technology (Shenzhen) Co., Ltd. (“LTS”), we executed a loan agreement for approximately $1,096,777 in July 2007 from Shenzhen City Commercial Bank-HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui and mortgage agreement executed by Chen YunFeng, a stockholder of Long-e. The Company drew funds under the loan on August 3, 2007 and the funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008. The outstanding balance loan bears interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances; Subsequent to the end of the year ended, the rate adjustment to 6.84%. Beginning in September 2007, LTS was obligated to repay approximately $68,549 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other creditors and its sole shareholder for disbursement of funds during the term of the loan. As of December 31, 2007 we had a remaining principal balance of approximately $822,583 outstanding on this loan.

14	INCOME TAXES

As a manufacturing enterprise established in Shenzhen, PRC, LTS is currently entitled to a preferential Enterprise Income Tax (”EIT”) rate of 15%. LTS is also entitled to an EIT holiday whereby it is to be exempted from EIT for the first two profit reporting years and a 50% reduction on the EIT rate for the following three consecutive years. LTS’s EIT holiday commenced from the 2003 tax year.

The provision for taxes on earnings consisted of:

	December 31,
	2007	2006
Current income tax expenses:
PRC Enterprise Income Tax	$194,594	$274,235
United States Federal Income Tax		-
Total	$194,594	$274,235

A reconciliation between the income tax computed at the U.S. statutory rate and The Group’s provision for income tax is as follows:

	December 31,
	2007	2006
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34)%	(34)%
PRC preferential Enterprise Income Tax rate	15%	15%
Tax holiday and relief granted to the Subsidiary	(7.5)%	(7.5)%

Provision for income tax	7.5%	7.5%

No material deferred tax liabilities or assets existed as of either December 31, 2007 or 2006.

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

15	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

16	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next five years and thereafter are as follows:

Year ending December 31,
2008	$556,609
2009	562,064
2010	385,620
2011 and thereafter	449,890
Total	$1,954,183

Total rental expenses for the year ended December 31, 2007 and 2006 amounted to $382,025 and $46,982, respectively.

(b)	Social insurances of LTS’s employees

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

(d)	Capital Commitments

The Company had entered into an agreement to purchase a land use right in Guangdong Province, China at a consideration of US$2,359,961. As at December 31, 2007, the Company had paid an initial deposit of US$1,179,980 and was shown in land use right deposit on the accompanying consolidated balance sheets. The capital commitment thereon as at December 31, 2007 was US$1,179,981.

17	REGISTRATION RIGHTS PENALTY

In connection with the Company’s Private Placement, which is more fully described in Note 10, and pursuant to the Securities Purchase Agreement dated December 29, 2006, the Company and certain investors entered into an Amended and Restated Registration Rights Agreement on January 25, 2007 (the “2007 Registration Rights Agreement”), whereby the Company was required to file a Registration Statement registering a portion of the securities issued or underlying notes and warrants issued in the Company’s Private Placement as closed on January 25, 2007 and in a prior placement closed on December 29, 2006, within an agreed period. If the Company fails to satisfy certain agreed deadlines during the registration process, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of December 31, 2007, the registration had yet to be completed. In view of the penalty clause noted above, and the fact that it is highly probable that the Company would have to pay the penalty in full, the Company has recognized approximately $1.45 million as of December 31, 2007, as a liability for such penalty payments.

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

As previously reported on our Current Report on Form 8-K, filed May 22, 2007, effective as of May 9, 2007, Yu and Associates CPA Corporation resigned as our registered public accounting firm, and as previously reported on our Current Report on Form 8-K dated June 25, 2007, as amended July 9, 2007, we engaged Kempisty and Company, Certified Public Accountants, P.C., as our new independent registered public accounting firm.

Item 8A.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this report on Form 10-KSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of December 31, 2007, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, since the closing of the previously reported share exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and LTS, required to be disclosed in our Exchange Act filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since December 31, 2007, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, this annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm. Although our Chief Executive Officer and Chief Financial Officer are aware of management’s responsibility for establishing and maintaining adequate internal control over financial reporting and sought to evaluate our internal controls as of December 31, 2007, they were unable to affirmatively conclude that our internal control over financial reporting was effective as of that date, although they did not identify any specific material weaknesses or significant deficiencies at the time. Since the closing of the Share Exchange on December 29, 2006 marked a change in the business of the public reporting entity, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate our internal control over financial reporting , especially in relation to LIG and LTS. Since December 31, 2007, our Chief Executive Officer, Chief Financial Officer and other members of the management team have been working to carefully evaluate, and where deemed necessary improve, our internal control over financial reporting.

Item 8B.            Other Information.

In September 2007, we entered into a land-use right assignment agreement, whereby, upon full payment of US$2,359,961, we will obtain a land use right in Guangdong Province, China, which we intend at a consideration. As of December 31, 2007, we had paid an initial deposit of US$1,179,980, shown as the land use right deposit on the accompanying consolidated balance sheets. We intend to use the land right to develop new buildings for our operations and for leasing to other parties.

Beginning in October 2007, we entered into a series of loan agreements to another PRC-based electronics company in support of a non-binding letter of intent pursuant to which we are negotiations to acquire the debtor and pursuant to which the loan amounts may be applied towards the acquisition purchase price, if a material definitive agreement is reached. At December 31, 2007, we had three such loans outstanding, totaling $2,333,656 in the aggregate, with due dates initiating in April 2008 through June 2008.

Item 9.               Directors, Executive Officers, Promoters , Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following individuals constitute our board of directors and executive management as of December 31, 2007:

Name	Age	Positions
Bu Shengfu	41	President, Chief Executive Officer and Chairman of the Board of Directors
Xu Rujiang	45	Chief Operating Officer and Director
Liang Zhu	41	Chief Financial Officer and Secretary
Liu Jingyun	40	Chief Technical Officer
Yin Zhongjun	39	Chief Engineer
Jin Yushan	51	Director

Bu Shengfu serves as our President, Chief Executive Officer and Chairman of the Board of Directors, and has served in the same capacities for LTS since its inception in December 2000, and for LIG since May 2006. From July 1991 to November 2000, Mr. Bu worked at Shenzhen Seg Group, as an engineer and worked at Shenzhen Ju An Industrial Co., Ltd., as a General Manager. Mr. Bu holds a B.S. and a M.S. from Wuhan University.

Xu Rujiang serves as our Chief Operating Officer and a Director, and has served as Deputy General Manager and General Manager for LTS since October 2003 and Chief Operating Officer for LIG since May 2006. From May 2001 to May 2002, Mr. Xu worked for Shenzhen Xiansheng Biology Technology Co., Ltd., as a Vice-General Manager, in charge of business operations. Mr. Xu also previously worked for Yongkang Health Products Corporation of Hong Kong Nanbei Xing Group from 1999 to 2001 as a manager and for the Shanxi Fenhe Industrial Administration Office from 1991 to 1996 as an office director. Mr. Xu has also been General Manager, a director and a principal shareholder of Shenzhen Chefu Industrial Development Co., Ltd., since October 1996, which is now a principal stockholder of ours. Mr. Xu is a graduate of the Shanxi Finance and Economics College.

Liang Zhu serves as our Chief Financial Officer and Secretary and has served in the same capacities for us since May 2006; he also served as a director from May 2006 to November 2007. From May 2003 to March 2006, Mr. Liang was a Managing Director in the Investment and Mergers and Acquisitions Departments of First Capital Securities, a Chinese investment bank. From May 1997 to October 2002, Mr. Liang was Vice President and a director of China Eagle Securities Co., Ltd., another Chinese investment bank. Prior to that time, Mr. Liang had also worked for the Wuhan Municipal Government, Hubei, China. Mr. Liang holds a B.A. in Philosophy and a M.B.A. in Economics from Wuhan University, and has also taken advanced seminars on international finance and trade sponsored by the Ford Foundation at Fudan University and advanced international M.B.A. coursework through Ecole des Hautes Etudes Commerciales (HEC) (affiliated with University of Montreal, Canada) and the China-Canada Center in Beijing, China.

Liu Jingyun serves as our Chief Technical Officer, and has served as Chief Technical Officer of LTS and LIG since June 2006, as well as a Director of LTS from April 2002 through April 2006. From February 2004 to April 2006, Mr. Liu served as a Project Manager for Techride Co., Ltd., Canada, a company specializing in development of computer software. From October 2002 to October 2003, Mr. Liu also served as a Project Manager for Asigra Co., Ltd., Canada, another computer software company, and from January 2001 to October 2001 was employed by OI Commocni Que Co., Ltd., Canada as an engineer. Mr. Xu holds a B.S. and a M.S. in Physics and Radio Science from Wuhan University.

Yin Zhongjun serves as our Chief Engineer, and has served in the same capacity for LTS since December 2000, and for LIG since May 2006, as well as serving as Chief Technical Officer for LTS from December 2000 through June 2006. Prior to joining LTS, Mr. Yin worked at Shenzhen Zhonghang Computer Company, and Shenzhen Jun’an Technological Company. Mr. Yin holds a B.S. and a M.S. in Physics and Radio Science from Wuhan University.

Jin Yushan serves as a Director, and has served in the same capacity for LTS since April 2002, and for LIG since May 2006. Since April 2006, Mr. Jin has also been the Chairman of Julong Educational Technology Co., Ltd., which specializes in the development, production and sales of educational electronic instruments. From April 2005 to April 2006, Mr. Jin served as Chief Executive Officer of Shenzhen Huge Dragon Hi-tech Shares Co., Ltd., a company specializing in development, production, and sales of electronics. From April 2001 through March 2005, Mr. Jin served as Director and Vice-General Manager of Shenzhen Ovision Science & Technology Shares Co., Ltd., which specializes in the development, production and sales of digital media instruments. Mr. Jin holds a Bachelor of Economics from Hebei Geology College.

Other Key Personnel

In addition to the directors and executive officers listed above, the following individuals play an integral role in our operations:

Li Xiangdong , 42, is our Principal Controller, and has served in the same capacity for LTS since May 2003. From January 2001 to May 2003, Ms. Li worked as Finance Manager and Assistant General Manager at Shenzhen Yintai Industry Development Co., Ltd., an industrial company. Ms. Li has also formerly worked at the Wuhan Textile Industrial Bureau, Sanjiu Corporate Group, and Shenzhen Star Sea Co., Ltd. Ms. Li is also a principal shareholder and director of Shenzhen Chefu Industrial Development Co., Ltd., a principal stockholder of ours. Ms. Li holds a B.S. in accounting from Hubei Finance and Economics College.

Xu Jiafa , 44, is our Principal Production Officer, and has served in the same capacity for LTS since January 2001. Mr. Xu holds a B.S. from Jilin University and a M.S. in Physics and Radio Science from Wuhan University.

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

Code of Ethics

As of December 31, 2007, we had not yet adopted a Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as there was previously a lack of perceived need for such a code by Inncardio, Inc., and such a code was not required for LIG. As of March 31, 2007, our board of directors unanimously approved a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all directors, officers and executive employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The purpose of the Code of Ethics is to promote honest and ethical conduct. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report, and is also available in print, without charge, upon written or telephonic request to our headquarters. Any amendments to or waivers of the Code of Ethics will be promptly posted on our website at www.long-e.com.cn or in a report on Form 8-K, as required by applicable laws.

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

Compensation Committee

As of March 31, 2007, our board of directors unanimously chartered our Compensation Committee for the purpose of setting executive compensation levels and overseeing related administrative functions and disclosure requirements, and appointed Chen Dong and Liang Zhu as members of the Compensation Committee. As Long-e is not traded on a national securities exchange, our Compensation Committee is not subject to the membership limitations and requirements published by any of the self-regulatory organizations. Chen Dong qualified as a "non-employee director" as defined by Rule 16b-3(b)(3) and an “outside director” pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. However, both members of this committee have resigned from our board of directors, and thus the functions of the Compensation Committee are instead being handled by the board of directors as a whole at this time. At such time as additional independent directors are appointed or elected to our board, we will reconstitute the Compensation Committee.

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

Item 10.             Executive Compensation.

Summary Compensation Tables

The following table sets forth information concerning the compensation for the two fiscal years ended December 31, 2007 of our chief executive officer and our other four most highly compensated executive officers, including our wholly owned subsidiary LTS (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year		Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
Bu Shengfu	2007		$50,319	$-	-		$50,319
President, Chief Executive Officer	2006		$11,671	$2,494	$-	(1)	$14,165
Xu Rujiang	2007		$41,444	$-	-		$41,444
Chief Operating Officer	2006		$13,167	$2,494	$-	(1)	$15,661
Liang Zhu	2007		$24,071	$-	-		$24,071
Chief Financial Officer, Secretary	2006	(2)	10,474	2,494	-		12,968
Yin Zhongjun	2007		$18,960	$1,580	-		$20,540
Chief Engineer	2006		$10,175	2,494	-		$12,669
Li Xiangdong	2007		$28,441	$2,370	-		$30,811
Principal Controller	2006		$14,663	2,494	$-	(1)	$17,157

(1)Represents subsidy provided for use of a car by chief executive officer, chief operating officer and principal controller, respectively.
(2)Liang Zhu began employment with LIG in March 2006.

Equity Compensation Plan

As of December 31, 2007, we did not have an equity compensation plan, and had not issued any equity securities to our officers, directors or other employees as compensation for their services in such capacities.

On March 31, 2007, our board of directors approved the Long-e International, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”) which is designed to provide us maximum flexibility in providing equity incentives for executive officers and other employees, the non-employee members of our board of directors and independent consultants in Long-e’s service. Such incentives may be made available under the Equity Incentive Plan in the form of long-term option grants or through immediate stock issuances of vested or unvested shares of our common stock. Pursuant to the Equity Incentive Plan, 3,125,000 shares of common stock shall be reserved for issuance as equity incentives consistent with the terms and conditions of the Equity Incentive Plan. On April 4, 2007, we received the written consent of the holders of a majority of our outstanding common stock approving the adoption of the Equity Incentive Plan, however the Equity Incentive Plan will not become effective and no awards will be made pursuant to the Equity Incentive Plan until at least 20 calendar days after we have filed and mailed a definitive information statement on Schedule 14C to all of our shareholders, including details about the Equity Incentive Plan. Although we filed a preliminary information statement on Schedule 14C with the SEC on April 5, 2007, given the significant passage of time since we initially obtained stockholder consent for the actions described therein and our desire to initiate additional corporate actions at this time, we have decided not to file a revised preliminary information statement on Schedule 14C, and to instead prepare a consent solicitation and file a preliminary proxy (consent solicitation) statement on Schedule 14A in the near future. Thus, at this time, the equity compensation plan is not yet effective.

Director Compensation

We do not currently have an established policy to provide compensation to members of our board of directors for their services in that capacity and there is no compensation payable for director services in the absence of such a policy. We intend to develop such a policy in the near future.

Employment and Severance Arrangements

Each of our executive officers and key personnel have employment agreements with LTS and/or LIG. Each of these agreements carries a term of three years and is governed by the Labor Law of the People’s Republic of China   and the related rules and regulations (collectively, the “Chinese labor laws”), mandating a 8-hour workday, a 40 hour workweek, and guaranteeing at least one day off per week. Pursuant to these employment agreements, the employee is eligible for overtime if negotiated between the employee and employer, but such efforts are limited to no more than 3 hours per day and 36 hours total per month and shall be paid in accordance with the Chinese labor laws. These employment agreements also require us to pay pension, unemployment and other social insurance amounts, as well as sick leave and workers’ compensation according to Chinese labor laws and the additional rules and regulations of the Shenzhen Social Insurance Bureau. In addition, each employee receives three weeks of paid vacation per year.

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

Benefit Plans and Arrangements

Pursuant to the regulations of the Shenzhen Social Insurance Bureau, LTS pays for various forms of required social insurance for our workforce, including:

•
Endowment Insurance. This insurance provides retired employees a pension meant to cover primary living expenses. The amount paid out to such retirees depends on the amounts accumulated over the course of the individual’s employment. LTS pays 11% of the total average urban salary over the last year for each employee who is a local citizen and 10% for each employee residing outside of Shenzhen to the endowment insurance account for our employees.

•
Medical Insurance. This insurance ensures employees will be able to obtain medical treatment from the social insurance organization. LTS pays 7% of the total average urban salary over the last year to the social public insurance account for each employee who is a local citizen and 1% for each employee residing outside of Shenzhen.

•	Employment Injury Insurance. This insurance ensures the medical treatment of and compensation for workplace injuries. LTS pays 1% of the salary of each employee to this social insurance account.

•
Unemployment Insurance. This insurance ensures support for an employee during a period of unemployment. LTS pays 0.4% of the total average urban salary over the last year per employee to this social public insurance account.

•
Birth Insurance. This insurance provides coverage for female employees regarding risks arising from pregnancy and childbirth. LTS pays for all birth-related expenses via an independent birth insurance account.

Each LTS employee is also entitled to take a paid marriage holiday, maternity leave and family leave, and is also entitled to apply for welfare support. Employees also enjoy a structured system of salary raises every year.

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

As of December 31, 2007, we had 31,259,714 issued and outstanding shares of common stock, no options to purchase shares of common stock, outstanding warrants to purchase up to 20,314,641 shares of common stock and outstanding notes convertible into up to 20,011,908 shares of common stock. The following table sets forth certain information with respect to beneficial ownership of our common stock as of December 31, 2007, based on 31,259,714 issued and outstanding shares of common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•	Each executive officer;

•	Each director; and

•	All of the executive officers and directors as a group.

Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable. Unless otherwise indicated, the address of each stockholder listed in the table is c/o Long-e International, Inc., C-6F, Huahan Chuangxin Block, Keyuan Road, Hi-Tech Industry Zone, Shenzhen, 518000, Guangdong, China.

Name and Address of Beneficial Owner	Title	Beneficially Owned		Percent of Class
Executive Officers and Directors:
Bu Shengfu	President, Chief Executive Officer and Chairman of the Board of Directors	3,655,800		11.69%
Xu Rujiang	Chief Operating Officer and Director	__	(1)	__
Liang Zhu	Chief Financial Officer, and Secretary	200,000		*
Liu Jingyun	Chief Technical Officer	1,199,900		3.84%
Yin Zhongjun	Chief Engineer	1,975,000		6.32%
Jin Yushan	Director	2,120,300		6.78%

All executive officers and directors as a group (6 persons)		9,151,100		29.27%

5% or Greater Beneficial Owners:
MidSouth Investor Fund L.P. 1776 Peachtree Street NW Suite 412 North Atlanta, Georgia 30309		5,044,676	(2)	14.61%
Shenzhen Chefu Industrial Development Co., Ltd. (1)	3,533,300		11.30%
Vision Opportunity Master Fund, Ltd. 20 W. 55th St. 5th Floor New York, NY 10019	3,193,550	(3)	9.99%
Barron Partners L.P. 730 Fifth Avenue, 9th Floor New York, NY 10019	3,434,500	(4)	9.90%
WestPark Capital, Inc. 1900 Avenue of the Stars Suite 310 Los Angeles, California 90067	2,808,871	(5)	8.64%
JCAR Funds, Ltd. 205-3740 Chatham Street Richmond, BC V7E 2Z3	2,384,313	(6)	7.09%

______________________
* Less than one percent (1%)

(1) Xu Rujiang is a principal shareholder and director of Shenzhen Chefu Industrial Development Co., Ltd., and although he has considerable influence over decisions made by Shenzhen Chefu Industrial Development Co., Ltd., he does not hold a significant enough interest or control enough of the board to exercise direct or indirect voting or investment power over our securities held by Shenzhen Chefu Industrial Development Co., Ltd.

(2) Includes Series A Warrants to purchase 889,285 shares of common stock at $0.48 per share, Series B Warrants to purchase 889,285 shares of common stock at $0.60 per share, Bridge Warrants to purchase 1,000,000 shares of common stock at $0.28 per share issued in the Bridge Financing, and notes convertible into 480,392 shares of common stock at $0.17 per share, exercisable within 60 days of the date hereof.

(3) Includes 693,550 shares of common stock issuable upon exercise of Series A or Series B warrants (at $0.48 or $0.60 per share, respectively) and/or conversion of outstanding convertible notes (at $0.40 or $0.17 per share, depending on the form of note), exercisable or convertible within 60 days of the date hereof; excludes up to 8,381,940 shares issuable upon exercise of additional Series A and Series B warrants and/or conversion of an outstanding convertible note, not exercisable within said 60-day period further to the terms thereof.

(4) Includes 3,434,500 shares of common stock issuable upon exercise of Series A or Series B warrants (at $0.48 or $0.60 per share, respectively) and/or conversion of outstanding convertible notes (at $0.40 or $0.17 per share, depending on the form of note), exercisable or convertible within 60 days of the date hereof; excludes up to 16,832,166 shares issuable upon exercise of additional Series A and Series B warrants and/or conversion of an outstanding convertible note, not exercisable within said 60-day period further to the terms thereof.

(5) Includes Placement Agent warrants to purchase 393,571 shares of common stock at $0.40 per share exercisable within 60 days of the date hereof. Also includes Series A Warrants to purchase 312,500 shares of common stock at $0.48 per share and Series B Warrants to purchase 312,500 shares of common stock at $0.60 per share purchased by WestPark Capital Financial Services, LLC, the parent company of WestPark Capital, Inc., in the Private Placement closed December 29, 2006, exercisable within 60 days of the date hereof. Also includes 240,196 shares of common stock underlying outstanding notes convertible at $0.17 per share within 60 days of the date hereof.

(6) Includes 1,384,313 shares of common stock issuable upon exercise of outstanding convertible notes (at $0.40 or $0.17 per share, depending on the form of note) and 1,000,000 shares issuable upon exercise of Series A or Series B warrants (at $0.48 or $0.60 per share, respectively), all convertible or exercisable within 60 days of the date hereof.

Change in Control

As of the date of this filing, we have not made any arrangements nor do we intend to make any arrangements that would result in a change-of-control of the Company.

Equity Compensation Plan and Option Issuances

As of December 31, 2006, we did not have an equity compensation plan, and had not issued any equity securities to our officers, directors or other employees as compensation for their services in such capacities. On March 31, 2007, our board of directors approved the Long-e International, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”), which is described in Item 10. Executive Compensation, above. On April 4, 2007, we received the written consent of the holders of a majority of our outstanding common stock approving the adoption of the Equity Incentive Plan; however the Equity Incentive Plan will not become effective and no awards will be made pursuant to the Equity Incentive Plan until at least 20 calendar days after we have filed and mailed a definitive information statement on Schedule 14C to all of our shareholders, including details about the Equity Incentive Plan. Although we filed a preliminary information statement on Schedule 14C with the SEC on April 5, 2007, given the significant passage of time since we initially obtained stockholder consent for the actions described therein and our desire to initiate additional corporate actions at this time, we have decided not to file a revised preliminary information statement on Schedule 14C, and to instead prepare a consent solicitation and file a preliminary proxy (consent solicitation) statement on Schedule 14A in the near future. Thus, at this time, the Equity Incentive Plan is not yet effective and no issuances may be made or have been made pursuant to the Equity Incentive Plan.

Item 12.             Certain Relationships and Related Transactions, and Director Independence.

Interlocking Directorships

We have interlocking executive officer and director positions with our wholly-owned subsidiaries LIG and LTS. A further description of our executive officer and director positions can be found under Item 9. Directors, Executive Officers, Promoters and Control Persons, above.

WestPark Capital, Inc.

WestPark Capital, Inc. (“WestPark”) acted as an advisor in connection the Share Exchange and as placement agent in connection with the Bridge Financing, the Private Placement, and the Second Private Placement. For its services as placement agent, WestPark was paid a fee equal to $100,000 in conjunction with the Share Exchange, a fee equal to 3%, or approximately $15,000, of the gross proceeds from the Bridge Financing, a fee equal to 10%, or approximately $190,000, of the gross proceeds from the Private Placement, and a fee equal to 9%, or approximately $306,500, of the gross proceeds from the Second Private Placement; this includes $25,000 from the $250,000 invested by WestPark Capital Financial Services, LLC, the parent company of WestPark, in the Private Placement as described below. In addition, in conjunction with the Share Exchange and the Private Placement, we agreed to issue WestPark and any co-placement agent five-year warrants to purchase up to 10% of the shares of common stock sold further to the private placement at per share exercise price of $0.40. In addition, WestPark Capital, Inc. and our affiliates participated as an investor in the Private Placement for an aggregate of $250,000 of Shares. Upon completion of the Second Private Placement, WestPark Capital, Inc. and its affiliates own 2,568,675   shares of our common stock and Warrants to purchase up to 1,018,571 shares of our common stock. In the initial Private Placement, a co-placement agent, Linear Group, LLC, received 468,896 shares of our common stock, and co-placement agent New York Global Securities, Inc. received five-year warrants to purchase 135,000 shares of common stock at a per share exercise price of $0.40. The shares underlying the Placement Agent Warrants have demand registration and piggyback rights and a cashless exercise provision. In December 2007, WestPark waived its right to any additional payment related to prior placement agent services in conjunction with the conversion of certain liquidated damages owed to investors in the Private Placements, and also participated in the conversion transaction, converting the cash damages owed to it through December 31, 2007 into notes convertible into shares of our common stock at $0.17 per share. WestPark’s current beneficial ownership in our common stock is reflected in the table above.

Purchase of LTS

Long-e International Group Co., Ltd. (“LIG”) was incorporated in May 2006 for the purpose of acquiring Agilon Science & Technology (Shenzhen) Co., Ltd. (now known as Long-e Technology (Shenzhen) Co., Ltd. pursuant to a name change request approved by appropriate PRC governmental authorities as of March 16, 2007) (“LTS”). On June 22, 2006, LIG entered a Share Transfer Agreement with the shareholders of LTS, many of whom are also members of LIG, shareholders of ours, and/or officers or directors of one or more of us, LIG and LTS. Under the Share Transfer Agreement, LIG agreed to pay the LTS shareholders total cash consideration of approximately $578,000 for their outstanding shares. Such acquisition received final approval on June 29, 2006, and LTS became a wholly-owned subsidiary of LIG, now held by us. However, under the terms of the Share Transfer Agreement, the cash consideration due to the former LTS shareholders is payable in three installments; LIG paid the first installment of $86,747 in July 2006, and the subsequent installments of $260,241 and $231,325 were due in September 2006 and December 2006, respectively. However, in conjunction with the LIG restructuring completed in August 2006, as discussed below, the former LTS shareholders forgave the payment of the September and December 2006 payments owed.

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

Advisory Relationship with Chen Dong

In September 2006, LIG entered an agreement for consulting services related to LIG’s planned share exchange with a U.S. public reporting company, with Chen Dong, who upon consummation of the Share Exchange was appointed as one of our directors. Mr. Chen acquired $57,796.48 of indebtedness in connection with the acquisition of indebtedness of Inncardio and converted it into 943,800 shares of Inncardio’s common stock in conjunction with the Share Exchange. Mr. Chen resigned from our board in November 2007. We are leasing office space of 610 square meters to Chen Dong, from January 1, 2008 and through September 30, 2009, at a monthly rental rate of RMB 35,380.

Director Independence

As Long-e is not quoted on one of the national securities exchanges, it is not subject to any director independence requirements. Of our present directors, we believe Jin Yushan presently qualifies as independent directors pursuant to Rule 10A-3 promulgated under the Exchange Act; the other directors are currently not deemed independent due to their affiliation with us as employees.

Obligations Secured By Related Parties

In addition, through LTS, we executed a loan agreement for approximately $1,096,777 in July 2007 from Shenzhen City Commercial Bank-HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui and mortgage agreement executed by Chen YunFeng, a stockholder of Long-e. The Company drew funds under the loan on August 3, 2007 and the funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008. The outstanding balance loan bears interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances; Subsequent to the end of the year ended, the rate adjustment to 6.84%. Beginning in September 2007, LTS was obligated to repay approximately $68,549 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other creditors and its sole shareholder for disbursement of funds during the term of the loan. As of December 31, 2007 we had a remaining principal balance of approximately $822,583 outstanding on this loan.

Item 13.             Exhibits.

(a) Exhibits.

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
4.12
Form of Convertible Notes issued to purchasers listed in Securities Purchase, Settlement and Release Agreement dated December 31, 2007 (Exhibit 10.10) (incorporated by reference to Exhibit 4.1 in registrant’s Current Report on Form 8-K filed on January 7, 2008)

4.13		Registration Rights Agreement dated December 31, 2007 (incorporate by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed January 7, 2008)
10.1		Note and Warrant Purchase Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 8, 2007)
10.2		Security Agreement dated September 22, 2006 (incorporated by reference to Exhibit 10.2 in registrant’s Current Report on Form 8-K filed on January 8, 2007)

10.3		Securities Purchase Agreement dated December 29, 2006 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 8, 2007)
10.4		Securities Purchase Agreement dated January 25, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.5		Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.3 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.6		Amendment No. 1 to Escrow Agreement dated January 17, 2007 (incorporated by reference to Exhibit 10.4 in registrant’s Current Report on Form 8-K filed on January 31, 2007)
10.7	*
Form of Officer and Senior Manager Employment Agreement, with schedule of signatories and dates of execution (translated) (incorporated by reference to Exhibit 10.7 in registrant's Form 10-KSB filed on October 15, 2007)

10.8
Lease Agreement for Manufacturing and Office Space in Seaside Industrial Zone, Bao’an District, Shenzhen dated January 1, 2007 (translated) (incorporated by reference to Exhibit 10.8 in registrant's Form 10-KSB filed on October 15, 2007)

10.9
Lease Agreement for Manufacturing and Office Space in Huahan Chuangxin Block, Hi-Tech Industry Zone, Shenzhen dated July 15, 2006 (translated) (incorporated by reference to Exhibit 10.9 in registrant's Form 10-KSB filed on October 15, 2007)

10.10		Securities Purchase, Settlement and Release Agreement dated December 31, 2007 (incorporated by reference to Exhibit 10.1 in registrant’s Current Report on Form 8-K filed January 7, 2008)
10.11
Loan Agreement between Long-e Technology (Shenzhen) Co., Ltd. and Shenzhen City Commercial Bank - HuangGang Branch dated July 23, 2007 (translated) (incorporated by reference to Exhibit 10.1 in registrant’s Quarterly Report on Form 10-QSB filed February 5, 2008)

10.12		Land-Use Right Assignment dated September 20, 2007 between registrant and People’s Government of Shatian, Dongguan of the People’s Republic of China (translated)
10.13		Loan Agreement dated October 25, 2007 between registrant and Shenzhen Xugang Electronics Co., Ltd. (translated)
10.14		Loan Agreement dated November 22, 2007 between registrant and Shenzhen Xugang Electronics Co., Ltd. (translated)
10.15		Loan Agreement dated December 12, 2007 between registrant and Shenzhen Xugang Electronics Co., Ltd. (translated)
14.1		Long-e International, Inc. Code of Business Conduct and Ethics, adopted March 31, 2007 (incorporated by reference to Exhibit 14.1 in registrant's Form 10-KSB filed on October 15, 2007)
21.1		Subsidiaries of the registrant
31.1		Certification of the Chief Executive Officer pursuant Securities Exchange Act Rule 13a-14(a).
31.2		Certification of the Chief Financial Officer pursuant Securities Exchange Act Rule 13a-14(a).
32.1		Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**.
__________________________
* Designates management or compensatory plan or arrangement.
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

Item 14.             Principal Accountant Fees and Services.

Kempisty & Company Certified Public Accountants, P.C. (“Kempisty & Company”) provided audit services for Long-e, including LIG and LTS, for the 2006 and 2007 fiscal years.

	2007 Fees	2006 Fees
Audit Fees (1)	$120,000	$94,128
Audit−Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)  “Audit Fees” consist of fees billed for professional services rendered for the audit of Long-e’s annual financial statements for the year ended December 31, 2007 and LIG’s annual financial statements for the year ended December 31, 2006, and for the review of LIG’s interim financial statements and services performed during 2007 and 2006 that are normally provided by the Registrant’s principal accountants in connection with statutory and regulatory filings or engagements. Long-e paid $75,000 for the audit of its annual financial statements for the years ended December 31, 2007, and $45,000 for the review of its interim financial statements.

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

LONG-E INTERNATIONAL, INC.

Date: March 21, 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date: March 21, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Bu Shengfu	President, Chief Executive Officer and Chairman of the Board of Directors	March 21, 2008
Bu Shengfu

/s/ Xu Rujiang	Chief Operating Officer and Director	March 21, 2008
Xu Rujiang

/s/ Liang Zhu	Chief Financial Officer and Secretary	March 21, 2008
Liang Zhu

/s/ Jin Yushan	Director	March 21, 2008
Jin Yushan