Form 10-Q
period 2008-03-31
LONG-E INTERNATIONAL, INC.
filed 2008-05-20
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(86) 755 3396 5188

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No

As of May 15, 2008, there were 31,259,714 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Long-E International, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,474,227	$3,715,010
Trade receivables, net (Note 4)	8,393,617	6,768,947
Short-term loans receivable (Note 5)	2,424,016	2,333,656
Inventories, net (Note 6)	2,630,486	2,763,930
Value-added taxes (VAT) refundable	45,947	22,370
Due from related parties (Note 13)	14,029	23,587
Prepaid expenses and other receivables	160,049	810,668
Total current assets	17,142,371	16,438,168
Plant and equipment, net (Note 7)	2,063,378	2,146,924
Land use right deposit (Note 15)	1,225,669	1,179,980
Intangibles, net (Note 8)	41,276	53,835
Total Assets	$20,472,694	$19,818,907

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable - Trade	$2,473,050	$2,670,458
Accrued liabilities and other payables	194,967	717,661
Short term loans (Note 9 and 13)	1,372,522	1,545,829
Current portion of bank loans payable (Note 10)	211,392	261,435
Registration rights penalty payable (Note 16)	323,600	323,600
Other taxes payable	1,267,733	1,212,896
Wages payable	692,890	810,274
Corporate income taxes payable	451,593	239,361
Due to related parties (Note 13)	298,114	175,718
Total current liabilities	7,285,861	7,957,232

Long-term Liabilities:
Bank loans payable (Note 10)	-	20,278
Convertible debt, net of debt discount of $4,728,483 and $4,862,208, respectively (Note 11)	624,517	490,692
Convertible debt, issued for settlement of liquidated damage, net of debt discount of $1,098,825 and $1,127,000, respectively (Note 11)	28,175	-

Total Liabilities	7,938,553	8,468,202

Commitments and Contingencies (Note 15)

Shareholders' Equity:
Common stock, $0.001 Par value; 50,000,000 shares authorized; issued and outstanding 31,259,714 and 31,259,714 respectively (Note 12)	31,260	31,260
Additional paid-in capital	8,623,111	8,623,111
Deferred warrant expense	-	(19,060)
Accumulated other comprehensive income	1,520,840	983,362
Statutory reserves	1,252,323	1,252,323
Retained earnings	1,106,607	479,709
Total Shareholders' Equity	12,534,141	11,350,705
Total Liabilities and Shareholders' Equity	$20,472,694	$19,818,907

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Sales Revenues	$8,985,992	$6,157,718
Assembling / Reprocessing Revenues	183,746	384,330
Total Revenues	9,169,738	6,542,048

Cost of Sales	6,699,833	4,431,596

Gross Profit	2,469,905	2,110,452

Operating Expenses
Selling expenses	542,337	1,338,266
General and Administrative expenses	751,177	1,251,416
Research and development	191,694	66,185

Total Operating Expenses	1,485,208	2,655,867

Income (Loss) from Operations	984,697	(545,415)

Other Income (Loss):
Other income	17,354	11,500
Interest incomes	6,232	1,937
Interest expenses	(182,763)	(95,353)
Gain on extinguishment of debts	-	15,715

Total Other Income (Loss)	(159,177)	(66,201)

Income (Loss) before income taxes	825,520	(611,616)

Income taxes (Note 10)	(198,622)	(84,615)

Net Income (Loss)	626,898	(696,231)

Foreign currency translation adjustment	537,478	(213,944)

Comprehensive income (loss)	$1,164,376	$(910,175)

Net earnings per share, basic	$0.02	$(0.02)
Weighted average number of shares outstanding, basic	31,259,714	31,259,714

Net earnings per share, diluted	$0.02	$(0.02)
Weighted average number of shares outstanding, diluted	33,554,507	31,259,714

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net Income (loss)	$626,898	$(696,231)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	214,812	141,941
Loss on disposal of fixed asset	-	-
Amortization of debt discount	162,000	89,217
Amortization of CCG warrants	19,060	-

Chang in operating assets and liabilities:
(Increase) decrease in assets:
Receivables, net	(1,333,432)	530,852
VAT tax recoverable	(22,225)	9,555
Due from related parties	172,558	(7,339)
Inventories, net	235,320	(1,227,413)
Prepaid expenses and other receivables	667,138	(459,320)

(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(827,577)	1,056,313
Other tax payable	7,706	4,149
Corporate income tax payable	198,622	(3,252)

Net cash provided by (used in) operating activities	120,880	(561,528)

Cash flows from investing activities:
Purchase of plant and equipment	(37,373)	(500,473)

Net cash used in investing activities	(37,373)	(500,473)

Cash flows from financing activities:
Proceeds from bank loans	-	307,098
Proceeds from loans from individuals	-	24,984
Repayment of bank loans	(279,360)	(77,305)
Repayment of government loans	-	(251,907)
Repayment of loans from individuals	-	(149,768)
Proceeds (repayment) from related party advances	(35,073)	55,864
Issuance of convertible promissory notes	-	5,353,000

Net cash provided by (used in) financing activities	(314,433)	5,261,966

Effect of exchange rate changes on cash	(9,857)	(244,733)

Net increase (decrease) in cash	(240,783)	3,955,232

Cash, beginning of period	3,715,010	2,313,080

Cash, end of period	$3,474,227	$6,268,312

Supplemental disclosure information:
Interest expense paid	$20,763	$6,136
Income taxes paid	$198,622	$84,615

Non-cash interest expenses:

Amortization of debt discount	$162,000	$89,217

Amortization of CCG warrants	$19,060	$-

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007 (unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Long-e International, Inc. (the “Company”) is a Utah corporation organized on October 5, 1998 under the name Softwall Equipment Corporation. In February 2005, in a transaction accounted for as a reverse acquisition, the Company acquired all of the  outstanding capital stock of Inncardio, Inc. and the name of the Company was changed to Inncardio, Inc. In connection with the acquisition of Long-e International Group Co., Inc. (“LIG”), which is described below, on December 21, 2006, the Company’s corporate name was changed to Long-e International, Inc.

The Company is a holding company and owns the stock of LIG. LIG is a British Virgin Islands corporation organized on May 23, 2006. LIG’s sole business is the ownership of Long-e Technology (Shenzhen) Co., Ltd. (“LTS”), a wholly foreign owned enterprises organized as a limited liability company under the law of the Peoples’ Republic of China under the name Shenzhen Agilon Science And Technology Co., Inc. LTS’ name was changed to Long-e International Group Co., Inc. on March 16, 2007. LIG was organized on December 21, 2001 by the holders of a majority of the equity of LTS on December 21, 2001 who became the majority stockholders of LIG.

On June 22, 2006, LIG entered into an agreement to acquire all of the equity of LTS for RMB 4,800,000, which was equivalent to $578,000. The consideration was provided by LIG’s stockholders who made interest-free loans to LIG. As of March 31, 2008, such loans were still outstanding.

On June 29, 2007, LIG received government approval to acquire LTS and its classification was changed from a domestic corporation to a wholly-foreign owned enterprise, known as a WFOE. LTS has a business license which expires December 21, 2010.

On November 30, 2006, the Company, then known as Inncardio, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG and its shareholders. Pursuant to the Exchange Agreement, the Company issued 20,661,879 shares of its common stock to LIG’s shareholders and their designees in exchange for 100% of the outstanding equity interests of LIG. The share exchange, which was completed effective December 29, 2006, The share exchange resulted in a change of control of the Company. As part of the share exchange, the directors and officers of LIG became the directors and officers of the Company.

At the time of the share exchange on December 29, 2006, the Company was recapitalized to give effect to the share exchange, and at the time of LIG’s acquisition of LTS, LIG was recapitalized to give effect to the acquisition. Under generally accepted accounting principles, both the acquisition by the Company of LIG and the acquisition of LTS by LIG are considered to be capital transactions in substance, rather than business combinations. That is, the acquisition is equivalent, to the acquisition first of LTS of LIG and then by LIG of the Company, then known as Inncardio, Inc., with, in the case of the Company, the issuance of stock by LIG for the net monetary assets of the Company. This transaction is reflected as recapitalizations, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer. As a result of both the acquisition of LTS and the subsequent acquisition of LIG being treated as reverse acquisitions, the Company’s historical financial statements for period prior to December 29, 2006 are those of LTS, The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 20,661,879 shares of common stock issued to the former LIG stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

As a result of the reverse acquisition of LIS, the Company’s sole business became the business of LTS. LTS is engaged in research, development, production, marketing and sales of automotive electronic products, including automotive safety and security systems. All current operations and assets of LTS are located in the PRC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements for the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results the Company and its subsidiaries for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, LIG and LRS. All significant intercompany accounts and transactions have been eliminated in consolidation.

b.	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions have been eliminated on consolidation.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade receivable, short-term loans receivable, inventories, value-added taxes (VAT) refundable, due from related parties, prepaid expenses and other receivables, accounts payable-trade, accrued liabilities and other payables, short term loans, current portion of bank loans payable, registration rights penalty payable, other taxes payable, wages payable, corporate income taxes payable, due to related parties. As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

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

The Company accounts for impairment of plant and equipment, land use rights and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

j. Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

k.	Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and predominately in one geographical area (China), as all of the Company’s current operations are carried out in China, and 82% of its revenues are derived from customers in China, with 18% exported to customers abroad.

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

The Company uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. LTS, as the Company’s operating subsidiary, maintains its books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period, and equity accounts at the historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2008	December 31, 2007
Balance sheet items, except for the registered and paid-up capital, as of period end	RMB7.0220:US$1	RMB7.29394:US$1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	RMB7.17566:US$1	RMB7.59474:US$1
Equity accounts

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

q.	Earnings (loss) per common share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the period presented in the computation of diluted earnings per share. There were no common stock equivalents (CSE) necessary for the computation of diluted loss per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31
	2008	2007
Numerator:
- Net income (loss)	$626,898	$(696,231)

Denominator:
- Weighted-average shares outstanding used for basic earnings per share	31,259,714	31,259,714

- Weighted-average shares outstanding used for diluted earnings per share	33,554,507	31,259,714
- Earnings (loss) per share - basic	$0.02	$(0.02)
- Earnings (loss) per share - diluted	$0.02	$(0.02)

Weighted-average shares outstanding used for both basic and diluted earnings per share are the same for 2008 as all the potentially convertible instruments were then anti-dilutive.

r.	Related parties

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

s.	Recently issued accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The adoption of this standard had no impact on the company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

3. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, accounts and other receivables as of March 31, 2008 and December 31, 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2008, substantially all of the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the three months ended March 31, 2008, approximately 82%  of the Company’s sales was  made to customers located in the PRC and 18% was made to customers outside of the PRC. In addition, approximately 99% of accounts receivables as of March 31, 2008 also arose from customers located in the PRC.

Other than one customer who accounted for approximately 11% and 13% of the Company’s total revenue for the three months ended March 31, 2008 and 2007, respectively, no single external customer exceeded 10% and 10% of the Company’s total revenue for the three months period ended March 31, 2008 and 2007.

4. TRADE RECEIVABLES

At March 31, 2008 and December 31, 2007, trade receivables consist of the following:

	March 31,	December 31,
	2008	2007
Trade receivables	$8,887,058	$7,243,994

Less: Provision for doubtful accounts	(493,441)	(475,047)

Trade receivables, net	$8,393,617	$6,768,947

5. SHORT-TERM LOANS RECEIVABLE

At March 31, 2008 and December 31, 2008, short-term loans receivable consist of the following:

	March 31,	December 31,
	2008	2007
No fixed terms of repayment	$715,149	$688,492
12% loans receivable, due on April 30, 2008	284,811	274,194
12% loans receivable, due on up to May 25, 2008	712,028	685.485
12% loans receivable, due on June 16, 2008	712,028	685,485

Total	$2,424,016	$2,333,656

The above unsecured loans were made to an electronics company in support of a non-binding letter of intent pursuant to which the Company is in negotiations to acquire that company. If a material definitive agreement is reached , the Company may apply towards the acquisition purchase price the principal and interest due to the Company from the outstanding loans.

6. INVENTORIES

At March 31, 2008 and December 31, 2007, inventories consist of the following:

	March 31, 2008	December 31, 2007

Raw materials and packing materials	$1,593,400	$1,196,275
Raw materials on consignment at subcontractors	15,925	13,848
Finished goods	532,345	678,169
Work-in-progress	922,275	1,303,715
	3,063,945	3,192,007

Less: Allowance for obsolescence	(433,459)	(428,077)

Total	$2,630,486	$2,763,930

7. PLANT AND EQUIPMENT

At March 31, 2008 and December 31, 2007, plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
Production machinery and equipment	$2,913,907	$2,854,944
Leasehold improvements	478,163	373,233
Office and other equipment	223,499	215,850
Automobiles	188,200	181,185
	3,803,769	3,625,212

Less: Accumulated depreciation	(1,740,391)	(1,478,288)

	$2,063,378	$2,146,924

The depreciation expense was $200,482 and $129,395 for the three months ended March 31, 2008 and 2007, and is broken down as follows:

	March 31, 2008	March 31, 2007
Cost of sales	$150,443	$95,380
Operating expense	50,039	34,015

Total	$200,482	$129,395

8. INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over 2 years starting 2006:

	March 31,	December 31,
	2008	2007

Computerized ERP System	$111,076	$109,246
Other software	6,067	5,840

Less: Accumulated amortization	(75,867)	(61,251)

	$41,276	$53,835

The amortization expenses were $14,330 and $12,546 for the three months ended March 31, 2008 and 2007, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	March 31,	December 31,
	2008	2007
6.57% Bank loan, due by installments up to August 2, 2008*	$640,825	$822,583
Interest-free, unsecured loans from individuals, no fixed terms of repayment	731,697	723,246

Total short-term bank loans	$1,372,522	$1,545,829

For the three months ended March 31, 2008, interest expense from these loans amounted to $14,192.
*See also note 13.

10.	BANK LOANS PAYABLE

Bank loans payable consist of the following:

	March 31,	December 31,
	2008	2007
3.49% Bank loan, due by installments up to October 7, 2008	$103,982	$146,699
3.49% Bank loan, due by installments up to February 12, 2009	107,410	135,014

Total Long term bank loans payable	211,392	281,713
Less: current portion due within one year	211,392	261,435

Long-term loans payable due after one year	$-	$20,278

Interest expense from these loans for the three months ended March 31, 2008 amounted to $6,571.

11.	CONVERTIBLE DEBT

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

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the Private Placement closed December 29, 2006. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the Company, up to 20% of such investment in the aggregate. For the year ended December 31, 2007, the Company accrued liquidated damages for failure to comply with its obligations under the registration rights agreement in the amount of $1,450,600 (See Note 16).

Effective December 31, 2007, the Company issued ten-year, no interest notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Conversion Notes”) in exchange for the cancellation of approximately $1.127 million of liquidated damages due to certain investors through December 31, 2007. The Conversion Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the issuance or conversion of the Conversion Notes.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertible debt was not a derivative instrument. In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible debt was considered to have an embedded beneficial conversion feature (BCF) because the effective conversion price was less than the fair value of the Company’s common stock. The convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the  original  Notes of $896,002 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 120-month convertible debt term. Upon conversion of the Conversion Note, whether upon automatic conversion when the Company amends its articles of incorporation to create a series of preferred stock or upon voluntary conversions, the unamortized debt discount allocable to the converted notes will be expensed as additional interest.

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

For the three months ended March 31, 2008, amortization of debt discount was $133,825, which is included in interest expense on the accompanying consolidated statement of operations. The amortization of debt discounts amounted to $624,517, the balance of the debt discount is $4,728,483 at March 31, 2008 which will be amortized over the term of the debenture, and , upon conversion of the debentures, the unamortized portion will be expensed as additional interest.

The convertible debenture liability (Issued Jan 25, 2007, due Jan 25, 2017) is as follows at March 31, 2008:

Convertible debentures 0% payable (Issued Jan 25,2007, due Jan 25,2017)	$5,353,000
Less: unamortized discount on debentures	(4,728,483)
Convertible debentures, net	$624,517

For the three months ended March 31, 2008, amortization of debt discount was $28,175, which is included in interest expense on the accompanying consolidated statement of operations. The amortization of debt discounts amounted to $28,175, the balance of the debt discount is $1,098,825 at March 31, 2008 which will be amortized over the term of the debenture.

The convertible debenture liability (Issued Dec 31, 2007, due Dec 31, 2017) is as follows at March 31, 2008:

Convertible debentures 0% payable (Issued Dec 31,2007, due Dec 31, 2017)	$1,127,000
Less: unamortized discount on debentures	(1,098,825)
Convertible debentures, net	$28,175

12.	SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company issued Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 11).

On March 31, 2007 the Company entered into an engagement letter for investor relations services and  agreed to issue to  CCG Investor Relations Partners, LLC (“CCG”)  a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007. For the three months ended March 31, 2008, amortization of warrants was $19,060 which is included in general and administrative expense on the accompanying consolidated statement of operations. The amortization of warrants amounted to $76,242, the balance is zero at March 31, 2008.

A summary of the status of the Company's outstanding stock warrants as of March 31, 2008 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2007	6,807,141	$0.49
Granted	13,507,500	$0.55
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2008	20,314,641	$0.53

Options exercisable at end of period	20,314,641	$0.53

The following information applies to all warrants outstanding at March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	3.50	$0.28	1,000,000	$0.28
$0.40-048	9,859,106	3.75	$0.48	9,859,106	$0.48
$0.60	9,330,535	3.75	$0.60	9,330,535	$0.60
$1.20	125,000	4.00	$1.20	125,000	$1.20
	20,314,641		$0.53	20,314,641	$0.52

As of March 31, 2008 and 2007, the Company did not have an approved equity incentive plan and had no options outstanding.

13.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, The Company had the following balances with related parties.

	March 31,	December 31,
	2008	2007
Due from related parties:
Ms. Li Xiangdong, VP, Finance of LTS	$7,684	$2,599
Mr. Chen Linshen, Executive VP	98	2,530
Mr. Xu Rujiang, COO & GM of LTS	2,952	9,102
Mr. Wang Songtao, VP, Int’l Business of LTS	427	4,305
Mr. Liangzhu, CFO	-	5,051
Ms. Liyang, VP, Administration of LTS	1,871	-
Mr. Pu Zhiheng, VP, Internal Business of LTS	997	-
Due from related parties	$14,029	$23,587

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

	March 31,	December 31,
	2008	2007
Due to related parties:
Mr. Bu Shengfu, CEO	$188,644	$33,145
Mr. Li Huamin, a stockholder	31,120	31,120
Mr. Xu Jiafa, VP, Production of LTS	28,839	27,963
Mr. Chen Dong, a stockholder	45,073	79,756
Mr. Yin Zhongjun, Chief Engineer	4,438	3,011
Mr. Wang Qing, Chefu’s Stockholder	-	723
Due to related parties	$298,114	$175,718

The balances due to related parties represent loans to the Company from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the Company will repay such amounts within one year.

Other:

LTS executed a loan agreement for $1,139,244 in July 2007 from Shenzhen City Commercial Bank-HuangGang Branch, secured by a personal guarantee and mortgage agreement executed by our Chief Executive Officer and Chairman of the Board Bu Shengfu and his wife, Lv Rui, and mortgage agreement executed by Chen YunFeng, a stockholder of the Company. The Company drew funds under the loan on August 3, 2007 and the funds drawn on this loan are due in full plus interest accrued and unpaid as of August 2, 2008. The outstanding balance loan bears interest at an annual rate of 6.57%, subject to adjustment by the Chinese government under certain circumstances. Subsequent to the end of the March 31, 2008, the rate was adjusted to 6.84%. Beginning in September 2007, LTS was obligated to pay approximately $71,203 of principal and the interest accrued thereon to date as of the 20th of each month during the term of the loan. The lender shall have repayment priority over LTS’s other subordinate creditors and its sole shareholder for disbursement of funds during the term of the loan.  As of March 31, 2008 we had a remaining principal balance of $640,825 outstanding on this loan.

14.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

15.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next four years and thereafter are as follows:

Year ending December 31,
2008	$483,689
2009	583,827
2010	400,551
2011 and thereafter	467,310

Total	$1,935,377

Total rental expenses for the three months period ended March 31, 2008 and 2007 amounted to $116,650 and $45,749, respectively.

(b)	Social insurances of LTS’s employees

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

The Company had entered into an agreement to purchase a land use right in Guangdong Province, China at a consideration of US$2,451,339. As at March 31, 2008, the Company had paid an initial deposit of US$1,225,670 and was shown in land use right deposit on the accompanying consolidated balance sheets. The capital commitment thereon as at March 31, 2008 was US$1,225,669.

16.	REGISTRATION RIGHTS LIQUIDATED DAMAGES

In connection with the Company’s Private Placement, which is more fully described in Note 11, and pursuant to the Securities Purchase Agreement dated December 29, 2006, the Company and certain investors entered into an Amended and Restated Registration Rights Agreement on January 25, 2007 (the “2007 Registration Rights Agreement”), whereby the Company was required to file a Registration Statement registering a portion of the securities issued or underlying notes and warrants issued in the Company’s December 2006 and January 2007 private placements within an agreed period. If the Company fails to satisfy these deadlines, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of December 31, 2007, the registration statement had not been filed. In view of the provision for liquidated damages, and the likelihood that the Company would have to pay the penalty in full, the Company has recognized approximately $1.45 million as of December 31, 2007, as a liability for such penalty payments.

Effective December 31, 2007, the Company issued ten-year, no interest notes convertible into shares of the Company’s common stock at $0.17 per share is satisfaction of approximately $1.127 million of liquidated damages owing to certain investors through December 31, 2007. These Conversion Notes were issued pursuant to the Settlement Agreement. Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior Placements, also waived any anti-dilution adjustments to such securities arising from the issuance of the Conversion Note. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Conversion Notes, by the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. There are no liquidated damages or penalties associated with these registration rights.

Those investors who are not parties to the Settlement Agreement retained their right to cash payment for the liquidated damages owed to them by the Company through December 31, 2007, and all investors in the Placements retained their right to cash payment on any additional liquidated damages accruing and owed from January 1, 2008 forward pursuant to the 2007 Registration Rights Agreement. As of March 31, 2008, out of the US$1,450,600 liquidated damages due, the investors received $1,127,000 in convertible notes, and as such retain the right to an aggregate cash payment of $323,600.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim financial statements and notes thereto appearing elsewhere herein. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Certain Factors That Could Affect Our Future Results” below.

Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” as used throughout this report refer to Long-e International, Inc., or “Long-e,” a Utah corporation, and its wholly-owned subsidiaries, Long-e International Group Co., Ltd., or “LIG,” and Long-e Technology (Shenzhen) Co., Ltd. or “LTS.”

Overview

We are a holding company and operate through LTS. We engage in the research, development, manufacture, marketing and servicing of auto electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

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

Most of our products are sold into the Chinese market. The Chinese government has broad powers to impose price controls on the sales of goods and services within China. Although neither our prices nor the prices of our suppliers are subject to price controls, it is possible that, in view of rising costs in China, that the government may impose price controls on our products. To the extent that price controls affect both the cost of raw materials and the prices at which we can sell our products, our margin will be largely subject to price we pay and the amount that we charge. If price controls are imposed on the prices we can charge, but not on the amounts our suppliers may charge, our margins may suffer to the extent that we are not legally able to increase our prices to reflect our increased costs. Additionally, our business license for LTE expires on December 21, 2010, and if the license is not extended, we will not be able to remain in business.

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

Income Taxes. LTS enjoy preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved LTS’s status as a new high technology enterprise and granted LTS a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the corporate income tax rate in Shenzhen, China is 15%, LTS’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%. The effective corporate income tax rate for 2008 is 15%.

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

Results of Operations

Three months ended March 31, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended March 31, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
Sales	$8,986	98.0%	$6,158	94.1%
Assembling and reprocessing revenue	184	2.0%	384	5.9%
Total revenues	9,170	100.0%	6,542	100.0%
Cost of sales	6,700	73.1%	4,432	67.7%
Gross profit	2,470	26.9%	2,110	32.3%
Selling	542	5.9%	1,338	20.1%
General and administrative	751	8.2%	1,251	19.1%
Research and development	192	2.1%	66	1.0%
Income (loss) from operations	985	10.7%	(545)	(8.3)%
Other income	17	0.2%	11	0.2%
Interest income	6	0.1%	2	0.0%
Interest expense	(21)	(0.2)%	(6)	(0.1)%
Amortization of discount on convertible note	(162)	(1.8)%	(89)	(1.4)%
Gain on extinguishment of debts	0	0.0%	16	0.2%
Income (loss) before income taxes	826	9.0%	(611)	(9.3)%
Provision for income taxes	199	2.2%	85	1.3%
Net income (loss)	627	6.8%	(696)	(10.6)%

Revenue. Our sales for the three months ended March 31, 2008 totaled $9.0 million, an increase of 45% compared with our sales revenue of $6.2 million for the three months ended March 31, 2007.

The following table sets forth information of sales revenue analyses for the three months ended March 31, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands)

	Three Months Ended March 31,
	2008		2007
Two- way interactive visual car alarm System	$6,493	72.3%	$3,551	57.7%
Other car alarm system	1,141	12.7%	1,301	21.1%
Tire Pressure Monitoring System	994	11.0%	1,063	17.3%
Parking sensor systems	358	4.0%	243	3.9%

Total sales revenue	$8,986	100.0%	$6,158	100.0%

Sales of two-way interactive visual car alarm system increased as the product became more popular within the Chinese aftermarket. Sales to distributors for export totaled $1.6 million for the three months ended March 31, 2008, or 18% of our revenue from product sales during the period, representing an increase of $0.1 million or 7% from $1.5 million generated by such sales in the three months ended March 31, 2007. Sales within the Chinese aftermarket and to OEMs totaled $7.4 million, or 82%, of our total product sales for the three months ended March 31, 2008, an increase of $2.7 million, or 57%, from $4.7 million in the three months ended March 31, 2007.

During the three months ended March 31, 2008, we generated $184,000 in revenue from subcontracting activities, a decrease of $200,000 or 52% from $384,000 generated from subcontracting activities generated during the three months ended March 31, 2007. The subcontracting revenue generated during the three months ended March 31, 2008 related to semi-manufactured goods.

During the three months ended March 31, 2008, our cost of goods sold totaled $6.7 million, an increase of 52% compared with our cost of goods sold of $4.4 million for the three months ended March 31, 2007. The increase was in line with the increase in sales revenue.

Gross Margin. Our gross margin on product sales and subcontracting activities decreased from 34.3% for the three months ended March 31, 2007 to 27% for the three months ended March 31, 2008. These decreases have primarily resulted from certain changes in our materials purchase marketing and products offerings, in particular from the rising in price on raw materials as well, which we were not able to recover through higher prices.

Operating Expenses. During the three months ended March 31, 2008, operating expenses totaled $1.5 million, as compared to $2.7 million during the three months ended March 31, 2007, a decrease of 44%. Our general and administrative expenses for the three months ended March 31, 2008 were $751,000, a decrease of 40% from $1.3 million for the three months ended March 31, 2007. The decrease was mainly a result of $400,000 of commissions and consulting fees that we incurred in 2007. Selling expenses decreased from $1.3 million for the three months ended March 31, 2007 to $542,000 for the three months ended March 31, 2008. In 2007, provision for doubtful accounts amounted to approximately $765,000 was charged to selling expenses. We had not comparable charge in the 2008 quarter..

Research and Development. During the three months ended March 31, 2008, our research and development expenses for three months ended March 31, 2008 totaled $192,000, an increase of $126,000 or two times the research and development expenses of $66,000 in the three months ended March 31, 2007. We spent approximately $139,000 in 2008 on GPRS mobile application technologies.

Interest Expense. For the three months ended March 31, 2008, our interest expense totaled $183,000, as compared to interest expense of $95,000 in the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, we recorded amortization of debt discount of approximately $162,000 and $89,000 related to our convertible notes.

Net Income. For the three months ended March 31, 2008, net income was $627,000, or $0.02 per share (basic and diluted) as compared to net loss of $696,000, or ($0.02) per share (basic and diluted) for the three months ended March 31, 2007, an increase of $1.3 million or 190%.

Liquidity and Capital Resources

We finance our activities primarily through the our product sales, supplemented by short term loans. For the three months ended March 31, 2008, we generated gross profit totaling $2.5 million, which was $0.5 million or 19% greater than our gross profit of $2.1 million for the three months ended March 31, 2007.

As of March 31, 2008, we held $3.5 million in cash and cash equivalents as compared to $3.7 million at December 31, 2007. As of March 31, 2008, our current liabilities totaled $7.3 million, an decrease from $8.0 million at December 31, 2007. Our working capital increased from $8.5 million as of December 31, 2007 to $9.9 million as of March 31, 2008.

Our net income of $627,000 for the three months ended March 31, 2008 includes non-cash charges of $214,812 for depreciation and amortization and also non-cash discount on financial instruments of $181,000. Net cash provided by our operating activities totaled $121,000 for the three months ended March 31, 2008, as compared to net cash used in $561,528 during three months ended March 31, 2007, reflecting increased cash flow from operating activities due to the expansion of our production and sales capacities, notwithstanding an increase in accounts receivables and inventories. During the three months ended March 31, 2008, our accounts receivable turned over approximately 1.1 times, and our inventories turned over approximately 2.1 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the three months ended March 31, 2008, our net cash used in investing activities totaled $37,373 as compared to $500,473 for the three months ended March 31, 2007. The $37,373 was used toward purchasing equipment and related machinery.

For the three months ended March 31, 2008, net cash used in financial activities amounted to $314,433 as compared to net cash provided by financing activities of $5,261,966 for the three months ended March 31, 2007. The decrease was primarily attributable to the receipt of cash from convertible debt of $5,353,000 on Jan 25, 2007 and no such activity in 2008.

Over the remainder of fiscal 2008, we are seeking to achieve further growth by increasing our ongoing investment in research and development, increasing the sales of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system, and also to tighten controls on operating expenditures and cut out non- necessary expenses. We expect our future capital requirements to be approximately $3 million during the 2008 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, our previously completed and announced private placements, the proceeds of which are being used as working capital.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard had no impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value O ption for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective for the Company’s consolidated financial statements for the annual reporting period beginning after November 15, 2007. The adoption of this standard had no impact on the company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer could not conclude that as of March 31, 2008, our disclosure controls and procedures were effective in timely alerting them to material information relating to Long-e International, Inc. required to be included in our Exchange Act filings and ensuring such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Further, since the closing of the previously reported share exchange marked a change in the operations of the business, our Chief Executive Officer and Chief Financial Officer concluded that there was a further need to evaluate and implement appropriate disclosure controls and procedures to ensure the timely, accurate and comprehensive flow of material information, especially in relation to LIG and LTS, required to be disclosed in our Exchange Act filings and to ensure that all such information is recorded, processed, summarized and reported within the time periods required. Since March 31, 2008, our Chief Executive Officer and other members of the management team have been working to design and implement such effective disclosure controls and procedures.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LONG-E INTERNATIONAL, INC.

Date: May 20, 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

Date: May 20, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)