Form 10-Q
period 2008-06-30
LONG-E INTERNATIONAL, INC.
filed 2008-08-19
CIK 1082562

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

As of August 14, 2008, there were 31,259,714 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Long-E International, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$5,109,842	$3,715,010
Trade receivables, net (Note 4)	7,729,571	6,768,947
Short-term loans receivable (Note 5)	2,484,151	2,333,656
Inventories, net (Note 6)	3,110,787	2,763,930
Value-added taxes (VAT) refundable	11,226	22,370
Due from related parties (Note 13)	6,730	23,587
Advance and other receivables	1,050,519	810,668
Total current assets	19,502,826	16,438,168
Plant and equipment, net (Note 7)	2,034,631	2,146,924
Land use right deposit (Note 15)	1,256,176	1,179,980
Prepaid R&D expense (Note 16)	1,167,600	-
Intangibles, net (Note 8)	27,296	53,835
Total Assets	$23,988,529	$19,818,907

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable - Trade	$2,766,213	$2,670,458
Accrued liabilities and other payables	762,277	717,661
Short term loans (Notes 9 )	2,707,665	1,545,829
Current portion of bank loans payable (Note 10)	139,268	261,435
Registration rights liquidated damages payable (Note 17)	323,600	323,600
Other taxes payable	1,302,001	1,212,896
Wages payable	764,202	810,274
Corporate income taxes payable	679,959	239,361
Due to related parties (Note 13)	310,812	175,718
Total current liabilities	9,755,997	7,957,232

Long-term Liabilities:
Bank loans payable (Note 10)	-	20,278
Convertible debt, net of debt discount of $4,594,658 and $4,862,208, respectively (Note 11)	758,342	490,692
Convertible debt, issued for settlement of liquidated damage,
Net of debt discount of $1,070,650 and $1,127,000, respectively (Note 11)	56,350	-

Total Liabilities	10,570,689	8,468,202

Commitments and Contingencies (Note 15)

Shareholders' Equity:
Common stock, $0.001 Par value; 50,000,000 shares authorized;
issued and outstanding 31,259,714 and 31,259,714 respectively (Note 12)	31,260	31,260
Additional paid-in capital	8,623,111	8,623,111
Deferred warrant expense	-	(19,060)
Accumulated other comprehensive income	1,888,579	983,362
Statutory reserves	1,252,323	1,252,323
Retained earnings	1,622,567	479,709
Total Shareholders' Equity	13,417,840	11,350,705
Total Liabilities and Shareholders' Equity	$23,988,529	$19,818,907

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales Revenues	$10,094,104	$6,961,824	$19,080,096	$13,119,542
Assembling / Reprocessing Revenues	155,134	523,518	338,880	907,848
Total Revenues	10,249,238	7,485,342	19,418,976	14,027,390

Cost of Sales	7,550,144	5,164,914	14,249,977	9,596,510

Gross Profit	2,699,094	2,320,428	5,168,999	4,430,880

Operating Expenses
Selling expenses	661,706	498,302	1,204,043	1,836,568
General and Administrative expenses	557,269	958,546	1,308,446	2,209,962
Research and development	566,383	76,147	758,077	142,332

Total Operating Expenses	1,785,358	1,532,995	3,270,566	4,188,862

Income from Operations	913,736	787,433	1,898,433	242,018

Other Income (Loss):
Other income	7,265	(912)	24,619	10,588
Interest incomes	7,634	16,611	13,866	18,548
Interest expenses	(198,129)	(142,784)	(380,892)	(238,137)
Registration rights liquidated damages	-	(1,450,600)	-	(1,450,600)
Gain on extinguishment of debts		-	-	15,715

Total Other Income (Loss)	(183,230)	(1,577,685)	(342,407)	(1,643,886)

Income (Loss) before income taxes	730,506	(790,252)	1,556,026	(1,401,868)

Income taxes	(214,546)	7,225	(413,168)	(77,390)

Net Income (Loss)	515,960	(783,027)	1,142,858	(1,479,258)

Foreign currency translation adjustment	367,739	420,553	905,217	206,609

Comprehensive income (loss)	$883,699	$(362,474)	$2,048,075	$(1,272,649)

Net earnings per share, basic	$0.02	$(0.03)	$0.04	$(0.05)
Weighted average number of shares outstanding, basic	31,259,714	31,259,714	31,259,714	31,259,714

Net earnings per share, diluted	$0.02	$(0.03)	$0.04	$(0.05)
Weighted average number of shares outstanding, diluted	31,259,714	31,259,714	31,259,714	31,259,714

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities

Net Income (loss)	$1,142,858	$(1,479,258)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	396,324	309,982
Amortization of debt discount	324,000	223,042
Amortization of CCG warrants	19,060	19,060

Changs in operating assets and liabilities:
(Increase) decrease in assets:
Receivables, net	(508,783)	(822,607)
VAT tax recoverable	12,235	10,963
Due from related parties	181,280	(82,505)
Inventories, net	(163,638)	(13,623)
Advance and other receivables	(182,813)	(626,332)
Prepaid R&D expense	(1,134,720)	-

(Decrease) increase in liabilities:
Accounts payable and accrued liabilities	(154,277)	663,815
Registration rights liquidated damages payable	-	1,450,600
Other tax payable	10,480	(9,032)
Corporate income tax payable	413,168	(11,183)

Net cash provided by (used in) operating activities	355,174	(367,078)

Cash flows from investing activities:
Purchase of plant and equipment	(123,294)	(1,273,011)
Purchase of intangibles	-	(1,635)

Net cash used in investing activities	(123,294)	(1,274,646)

Cash flows from financing activities:
Proceeds from bank loans	1,418,400	361,015
Repayment of bank loans	(497,045)	(413,775)
Repayment of loans from individuals	-	(178,365)
Repayment from related party advances	(24,641)	-
Issuance of convertible promissory notes	-	5,353,000

Net cash provided by financing activities	896,714	5,121,875

Effect of exchange rate changes on cash	266,238	117,878

Net increase in cash	1,394,832	3,598,029

Cash, beginning of period	3,715,010	2,313,080

Cash, end of period	$5,109,842	$5,911,109

Supplemental disclosure information:
Interest expense paid	$56,892	$15,095
Income taxes paid	$413,168	$77,390

Non-cash interest expenses:

Amortization of debt discount	$324,000	$223,042

Amortization of CCG warrants	$19,060	$19,060

The accompanying notes are an integral part of these consolidated financial statements

Long-E International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the six months ended June 30, 2008 and 2007 (unaudited)

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

The Company is a holding company and owns the stock of LIG. LIG is a British Virgin Islands corporation organized on May 23, 2006. LIG’s sole business is the ownership of Long-e Technology (Shenzhen) Co., Ltd. (“LTS”), a wholly foreign owned enterprises organized as a limited liability company under the law of the People’s Republic of China under the name Shenzhen Agilon Science And Technology Co., Inc. LTS’ name was changed to Long-e International Group Co., Inc. on March 16, 2007. LIG was organized on December 21, 2001 by the holders of a majority of the equity of LTS on December 21, 2001 who became the majority stockholders of LIG.

On June 22, 2006, LIG entered into an agreement to acquire all of the equity of LTS for RMB 4,800,000, which was then equivalent to $578,000. The consideration was provided by LIG’s stockholders who made interest-free loans to LIG. As of June 30, 2008, such loans were still outstanding.

On June 29, 2007, LIG received government approval to acquire LTS and its classification was changed from a domestic corporation to a wholly-foreign owned enterprise, known as a WFOE. LTS has a business license which expires December 21, 2010.

On November 30, 2006, the Company, then known as Inncardio, Inc., entered into a Share Exchange Agreement (the “Exchange Agreement”) with LIG and its shareholders. Pursuant to the Exchange Agreement, the Company issued 20,661,879 shares of its common stock to LIG’s shareholders and their designees in exchange for 100% of the outstanding equity interests of LIG. The share exchange, which was completed effective December 29, 2006, resulted in a change of control of the Company. As part of the share exchange, the directors and officers of LIG became the directors and officers of the Company.

Under generally accepted accounting principles, both the acquisition by the Company of LIG and the acquisition of LTS by LIG are considered to be capital transactions in substance, rather than business combinations. That is, the acquisition is equivalent, to the acquisition first of LTS of LIG and then by LIG of the Company, then known as Inncardio, Inc., with, in the case of the Company, the issuance of stock by LIG for the net monetary assets of the Company. This transaction is reflected as recapitalizations, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer. As a result of both the acquisition of LTS and the subsequent acquisition of LIG being treated as reverse acquisitions, the Company’s historical financial statements for periods prior to December 29, 2006 are those of LTS, The accompanying financial statements reflect the recapitalization of the stockholders’ equity as if the transactions occurred as of the beginning of the first period presented. Thus, the 20,661,879 shares of common stock issued to the former LIG stockholders are deemed to be outstanding for all periods reported prior to the date of the reverse acquisition.

As a result of the reverse acquisition of LIS, the Company’s sole business became the business of LTS. LTS is engaged in research, development, production, marketing and sales of automotive electronic products, including automotive safety and security systems. All current operations and assets of LTS are located in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-KSB annual report for the year ended December 31, 2007, which was filed on March 24, 2008.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively referred to as the “Company”). Significant intercompany transactions have been eliminated on consolidation.

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

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. The carrying amounts reported in the Balance sheet for cash and cash equivalents, trade receivable, short-term loans receivable, inventories, value-added taxes (VAT) refundable, due from related parties, prepaid expenses and other receivables, accounts payable-trade, accrued liabilities and other payables, short term loans, current portion of bank loans payable, registration rights penalty payable, other taxes payable, wages payable, corporate income taxes payable, and amounts due to related parties approximately their fair market value based on the short-term maturity of these instruments.

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

Plant and equipment are initially recognized recorded at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

k.	Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income (loss) of $2,048,075 and $(1,272,649) for the six months ended June 30, 2008 and 2007, respectively.

l.	Segment information

SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (research, development, production, marketing and sales of auto electronic products) and predominately in one geographical area (China), as all of the Company’s current operations are carried out in China, and 79% of its revenues are derived from customers in China, with 21% exported to customers abroad.

m.	Revenue recognition

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

n.	Government grants

Grants from the PRC government are recognized at their fair value where there is a reasonable assurance that the grant will be received and the Company will comply with all attached conditions.

Government grants are recognized as revenues or gains in the period received and as assets, decreases of liabilities, or expenses depending on the form of the grants received.

o.	Research and development costs

Research and development costs are expensed to operations as incurred.

p.	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2008		December 31, 2007
Balance sheet items, except for the registered and paid-up capital, as of period end	US$	0.14595:RMB1	$	US0.13710:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period	US$	0.14184:RMB1	$	US0.13167:RMB1

Equity accounts are valued using the exchange rate on the date of the transaction.

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

q.	Earnings (loss) per common share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income or loss for the period presented in the computation of diluted earnings per share since such securities were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
-Net income (loss) available to common shareholders for basic and diluted earnings per share	$515,960.00	$(783,027.00)	$1,142,858.00	$(1,479,258.00)

Denominator:
-Weighted average shares - denominator for basic	31,259,714	31,259,714	31,259,714	31,259,714

-Weighted average shares - denominator for diluted	31,259,714	31,259,714	31,259,714	31,259,714

Earnings (loss) per share:
-Basic	$0.02	$(0.03)	$0.04	$(0.05)
-Diluted	$0.02	$(0.03)	$0.04	$(0.05)

Weighted-average shares outstanding used for both basic and diluted earnings per share are the same at June 30, 2008 as all the potentially convertible instruments were then anti-dilutive.
The Company's common stock equivalents at June 30, 2008 include the following:

Warrants	20,314,641
Convertible common stock- I	13,382,500
Convertible common stock -II	6,629,408
Total	40,326,549

r.	Related parties

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its interim consolidated financial statements.

3.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash, trade accounts receivable and other receivables as of June 30, 2008 and December 31, 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2008, substantially all of the Company’s bank deposits were placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. The Company has not suffered any losses on its cash balances.

For the six months ended June 30, 2008, approximately 79% of the Company’s sales were made to customers located in the PRC and 21% was made to customers outside of the PRC. In addition, approximately 99.7% of accounts receivables as of June 30, 2008 also arose from customers located in the PRC.

Other than one customer who accounted for approximately 12% and 13% of the Company’s total revenue for the six months ended June 30, 2008 and 2007, respectively, and 12% and 12% of the Company’s total revenue for the three months ended June 30, 2008 and 2007; no single external customer exceeded 10% of the Company’s total revenue for the three or six months period ended June 30, 2008 and 2007.

4.	TRADE RECEIVABLES

At June 30, 2008 and December 31, 2007, trade receivables consist of the following:

	June 30,	December 31,
	2008	2007
Trade receivables	$8,209,270	$7,243,994

Less: Provision for doubtful accounts	(479,699)	(475,047)

Trade receivables, net	$7,729,571	$6,768,947

5.	SHORT-TERM LOANS RECEIVABLE

At June 30, 2008 and December 31, 2007, short-term loans receivable consist of the following:

	June 30,	December 31,
	2008	2007
No fixed terms of repayment	$732,751	$688,492
12% loans receivable, due on April 30, 2008	291,900	274,194
12% loans receivable, due on May 25, 2008	729,750	685.485
12% loans receivable, due on June 16, 2008	729,750	685,485

Total	$2,484,151	$2,333,656

The above unsecured loans were made to an electronics company in support of a non-binding letter of intent pursuant to which the Company is in negotiations to acquire that company. If a material definitive agreement is reached, the Company may apply towards the acquisition purchase price the principal and interest due to the Company from the outstanding loans.

6.	INVENTORIES

At June 30, 2008 and December 31, 2007, inventories consist of the following:

	June 30, 2008	December 31, 2007

Raw materials and packing materials	$1,365,770	$1,196,275
Raw materials on consignment at subcontractors	16,182	13,848
Finished goods	986,120	678,169
Work-in-progress	1,176,725	1,303,715
Consumables	10,238	-
	3,555,035	3,192,007

Less: Allowance for obsolescence	(444,248)	(428,077)

Total	$3,110,787	$2,763,930

7.	PLANT AND EQUIPMENT

At June 30, 2008 and December 31, 2007, plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
Production machinery and equipment	$3,031,095	$2,854,944
Leasehold improvements	528,795	373,233
Office and other equipment	233,397	215,850
Automobiles	192,885	181,185
	3,986,172	3,625,212

Less: Accumulated depreciation	(1,951,541)	(1,478,288)

	$2,034,631	$2,146,924

The depreciation expense was $367,155 and $284,620 for the six months ended June 30, 2008 and 2007, respectively; the depreciation expense was $166,673 and $155,225 for the three months ended June 30, 2008 and 2007, respectively, and is broken down as follows: [we need a table for the three months as well.]

	Six months ending June 30		Three months ended June 30
	2008	2007	2008	2007
Cost of sales	$298,073	$210,795	$127,057	$115,415
Operating expense	69,082	73,825	39,616	39,810

Total	$367,155	$284,620	$166,673	$155,225

8.	INTANGIBLE ASSETS

Intangible assets consist of the following, which is to be amortized over two years starting 2006:

	June 30,	December 31,
	2008	2007

Computerized ERP System	$113,841	$109,246
Other software	6,217	5,840

Less: Accumulated amortization	(92,762)	(61,251)

	$27,296	$53,835

For the six months ended June 30, 2008 and 2007, the amortization expenses were $29,169 and $25,362, respectively.
For the three months ended June 30, 2008 and 2007, the amortization expenses were $14,839 and $12, 816, respectively.

9.	SHORT-TERM LOANS

Short-term loans consist of the following:

	June 30,	December 31,
	2008	2007
6.57% Bank loan, due by installments up to August 2, 2008(a)	$510,825	$822,583
8.217% Bank loan, due to March 20, 2009(b)	1,459,500	-
Interest-free, unsecured loans from individuals, no fixed terms of repayment	737,340	723,246

Total short-term bank loans	$2,707,665	$1,545,829

(a) The 6.57% bank loan in the initial principal amount of $1,167,600, of which $510,825 was outstanding at June 30, 2008. This loan matures on August 2, 2008. The loan is secured by a personal guarantee and mortgage given by the Company’s chief executive officer and his wife and by a mortgage given by a stockholder. The bank, Shenzhen City Commercial Bank-HuangGang Branch, has repayment priority over LTS’s other subordinated creditors and its sole shareholder for disbursement of funds during the term of the loan.

 (b) The 8.217% Bank loan in the initial principal amount of $1,459,500(at June 30, 2008 exchanged rate). This loan matures on March 20, 2009. (See item 5)
For the six months ended June 30, 2008 and 2007, interest expense from these loans amounted to $45,545 and $4,555, respectively.
For the three months ended June 30, 2008 and 2007, interest expense from these loans amounted to 31,353 and $6,573, respectively.

10.	BANK LOANS PAYABLE

Bank loans payable consist of the following:

	June 30,	December 31,
	2008	2007
3.49% Bank loan, due by installments up to October 7, 2008	$60,169	$146,699
3.49% Bank loan, due by installments up to February 12, 2009	79,099	135,014

Total Long term bank loans payable	139,268	281,713
Less: current portion due within one year	139,268	261,435

Long-term loans payable due after one year	$-	$20,278

For the six months ended June 30, 2008 and 2007, interest expenses from these loans amounted to $11,347 and $10,540, respectively. For the three months ended June 30, 2008 and 2007, interest expenses from these loans amounted to $4,776 and $2,386, respectively.

11.	CONVERTIBLE DEBT

On January 25, 2007, the Company completed a second private placement transaction (the “Second Private Placement”). Pursuant to a Securities Purchase Agreement with the investors, the Company sold and the investors purchased:

•
Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $5,353,000 convertible into a total of 13,382,500 shares of the Company’s common stock at a price of $0.40 per share. Upon filing of a Certificate of Designations of Preferences, Rights and Limitations of the Company’s class of preferred stock with the Secretary of State of Utah, the Notes shall be convertible into 13,382,500 shares of preferred stock, with each share being convertible into one share of common stock. The Notes are payable on January 25, 2017, subject to automatic extension on a month by month basis. The Notes do not bear any interest.

•
Common Stock Purchase Warrants (the "Series A Warrants") entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share. The Series A Warrants are exercisable until January 25, 2012. The Series A Warrant has a "cashless exercise" feature, and the exercise price per share may be adjusted in response to the occurrence of certain triggering events. The Company may call the Series A Warrant if the closing market price of its common stock equals or exceeds $1.00 per share for 30 consecutive trading days and there is an effective registration statement covering the shares of common stock underlying the Series A Warrant during such period.

•
Common Stock Purchase Warrants (the "Series B Warrants") to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share. The period of exercisability of the Series B Warrant, and the other material terms are the same as for the Series A Warrants, except that the price of the common stock must by $1.20 per share in order for us to exercise our call right.

As of the date of this report, none of the Notes had been converted and none of the Series A or B Warrants from the Second Private Placement had been exercised, in whole or in part. After commissions and expenses, we received net cash proceeds approximately $4.79 million in the Second Private Placement after paying professional fees.

Pursuant to the terms of the Amended and Restated Registration Right Agreement in the Second Private Placement, the Company agreed to file, not later than 120 days after the closing date of the original December 2006 Securities Purchase Agreement, a registration statement registering a portion of the shares issuable upon conversion of the Notes and the Series A and Series B Warrants, and a portion of the shares issued in the December 2006 and January 2007 private placements. The Company failed to satisfy certain agreed deadlines during the registration process. The Company is obligated to pay the investors liquidated damages in cash equal to 2% of the investor’s initial investment in the Company, up to 20% of such investment in the aggregate. For the year ended December 31, 2007, the Company accrued liquidated damages for failure to comply with its obligations under the registration rights agreement in the amount of $1,450,600 (See Note 17).

Effective December 31, 2007, the Company issued ten-year, non- interest bearing notes convertible into shares of the Company’s common stock, par value $0.001 per share, at $0.17 per share (the “Conversion Notes”) in exchange for the cancellation of approximately $1.127 million of liquidated damages due to certain investors through December 31, 2007. The Conversion Notes were issued pursuant to a Securities Purchase, Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the prior placements, also waived any anti-dilution adjustments to such securities arising from the issuance or conversion of the Conversion Notes.

The Company evaluated whether or not the secured convertible debentures contain embedded conversion options, which meet the definition of derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations. The Company concluded that since the secured convertible debentures had a fixed conversion rate of $1.00, the secured convertible debt was not a derivative instrument. In accordance with Emerging Issues Task Force (‘‘EITF’’) 98-5 and EITF 00-27, the convertible debt was considered to have an embedded beneficial conversion feature because the effective conversion price was less than the fair value of the Company’s common stock. The convertible notes were fully convertible at the issuance date, therefore the portion of proceeds allocated to the original Notes of $896,002 was determined to be the value of the beneficial conversion feature and was recorded as a debt discount and is being amortized over the 120-month convertible debt term. Upon conversion of the Conversion Note, whether upon automatic conversion when the Company amends its articles of incorporation to create a series of preferred stock or upon voluntary conversions, the unamortized debt discount allocable to the converted notes will be expensed as additional interest.

The investors in the Second Private Placement also received Series A and Series B Warrants. The Series A and Series B Warrants have a term of 5 years after the issue date of January 25, 2007. These warrants were treated as a discount on the secured debt and were valued at $4,456,998 to be amortized over the 120-month term of the Notes. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years.

For the six months ended June 30, 2008, amortization of debt discount was $267,650, which is included in interest expense on the accompanying consolidated statement of operations. The amortization of debt discounts amounted to $758,342, the balance of the debt discount is $4,594,658 at June 30, 2008 which will be amortized over the term of the debenture, and, upon conversion of the debentures, and the unamortized portion will be expensed as additional interest.

The computation of the amount of Notes reflected on the balance sheet at June 30, 2008 is determined as follows:

Principal amount of Notes due January 25,2017	$5,353,000
Less: unamortized discount on Notes	(4,594,658)
Notes, net	$758,342

For the six months ended June 30, 2008, amortization of debt discount was $56,350, which is included in interest expense on the accompanying consolidated statement of operations. The amortization of debt discounts amounted to $56,350, the balance of the debt discount is $1,070,650 at June 30, 2008 which will be amortized over the term of the debenture.

The computation of the amount of Conversion Notes reflected on the balance sheet at June 30, 2008 is determined as follows:

Conversion Notes December 31, 2017	$1,127,000
Less: unamortized discount on Conversion Notes	(1,070,650)
Conversion Notes, net	$56,350

12.	SHAREHOLDERS’ EQUITY

Warrants

In connection with the Second Private Placement transaction, the Company issued Series A Warrants entitling the investors to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.48 per share and Series B Warrants to purchase up to an aggregate of 6,691,250 shares of the Company's common stock at a price of $0.60 per share (See Note 11).

On March 31, 2007 the Company entered into an engagement letter for investor relations services and agreed to issue to CCG Investor Relations Partners, LLC (“CCG”) a warrant to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $1.20 per share, vesting in four parts through early 2008. The fair market value of these stock warrants was $76,242 and was estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123R using the following weighted-average assumptions: expected dividend yield 0%; risk-free interest rate of 4.63%; volatility of 79% and an expected term of five years. The Company will amortize the fair value of these warrants over the vesting period beginning on April 1, 2007. For the six months ended June 30, 2008, amortization of warrants was $19,060 which is included in general and administrative expense on the accompanying consolidated statement of operations. At June 30, 2008, the warrants had been fully amortized.

A summary of the status of the Company's outstanding stock warrants as of June 30, 2008 and changes during the periods then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2007	6,807,141	$0.49
Granted	13,507,500	$0.55
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2008	20,314,641	$0.53

Warrants exercisable at end of period	20,314,641	$0.53

The following information applies to all warrants outstanding at March 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.28	1,000,000	3.25	$0.28	1,000,000	$0.28
$0.40-048	9,859,106	3.50	$0.48	9,859,106	$0.48
$0.60	9,330,535	3.50	$0.60	9,330,535	$0.60
$1.20	125,000	3.75	$1.20	125,000	$1.20
	20,314,641		$0.53	20,314,641	$0.52

As of June 30, 2008 and 2007, the Company did not have an approved equity incentive plan and had no options outstanding.

13.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Balances with related parties

In addition to the transactions detailed elsewhere in these financial statements, the Company had the following balances with related parties.

	June 30,	December 31,
	2008	2007
Due from related parties:
Ms. Li Xiangdong, VP, Finance of LTS	$-	$2,599
Mr. Chen Linshen, Executive VP	2,923	2,530
Mr. Xu Rujiang, COO & GM of LTS	2,063	9,102
Mr. Wang Songtao, VP, Int’l Business of LTS	1,744	4,305
Mr. Liangzhu, CFO	-	5,051
Due from related parties	$6,730	$23,587

These amounts due from the various related parties, represent cash advances made to cover anticipated business-related expenses, including business travel. When the employee submits proof of the expenditures made in the conduct of the Company’s business from such advances, the business expenses are recognized by the Company and the amount due back to the Company is reduced accordingly. Where additional business expenses are anticipated in the short-term, the Company allows these employees to retain the advances pending use towards subsequent business expenses. These balances are held interest-free, unsecured and have no fixed repayment date. It is expected that the amounts provided will be applied towards business expenses within one year of advance.

	June 30,	December 31,
	2008	2007
Due to related parties:
Mr. Bu Shengfu, CEO	$197,206	$33,145
Mr. Li Huamin, a stockholder	31,120	31,120
Mr. Xu Jiafa, VP, Production of LTS	28,995	27,963
Mr. Chen Dong, a stockholder	45,075	79,756
Mr. Yin Zhongjun, Chief Engineer	1,410	3,011
Mr. Bu Zhiheng, VP, Internal Business of LTS	876	723
Mr. Liangzhu, CFO	6,130	-
Due to related parties	$310,812	$175,718

The balances due to related parties represent loans to the Company from the respective related parties. These balances are interest-free, unsecured and have no fixed repayment date. It is expected that the Company will repay such amounts within one year.

Other:

See Note 9 for information relating to the personal guarantee and mortgage given by the Company’s chief executive officer, Bu Shengfu, and his wife as security for one bank line, and the mortgage given by a stockholder of the Company.

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

The Company has entered into tenancy agreements for the lease of factory premises and staff dorms. The Company’s commitments for minimum lease payments under these non-cancelable operating leases for the next four years and thereafter are as follows:

Year ending December 31,
2008	$330,486
2009	598,359
2010	410,521
2011 and thereafter	478,941

Total	$1,818,307

Total rental expenses for the six months period ended June 30, 2008 and 2007 amounted to $188,543 and $144,375, respectively. Total rental expenses for the three months period ended June 30, 2008 and 2007 amounted to $71,893 and $98,626, respectively.

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

The Company had entered into an agreement to purchase a land use right in Guangdong Province, China at a consideration of US$2,512,353. As at June 30, 2008, the Company had paid an initial deposit of US$1,256,176 and was shown in land use right deposit on the accompanying consolidated balance sheets. The capital commitment at June 30, 2008 was US$1,256,177.

(e)	Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of Chinese Renminbi (RMB) converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

16.	PREPAID RESEARCH AND DEVELOPMENT EXPENSE

On April 20, 2008, the Company entered into a research and development project agreement with Shenzhen Technical Institute (the “Institute”) to develop CAN-BUS car alarm technology. On June 3, 2008, the Company prepaid RMB10 million (equal to approximately $1,459,500 at June 30, 2008 exchange rate) to the Institute. Pursuant to the agreement, the project is scheduled to be completed on June 16, 2009. The prepaid RMB10 million RMB will be expensed on a 15-month amortization schedule. If the completed developed product project fails to pass the inspection for acceptance, the advance paid would be partly refundable after deduction of testing expense.

17.	REGISTRATION RIGHTS; LIQUIDATED DAMAGES

In connection with the Company’s December 2006 private placement, the Company and certain investors entered into an Amended and Restated Registration Rights Agreement on January 25, 2007 (the “2007 Registration Rights Agreement”), whereby the Company was required to file a registration statement registering a portion of the securities issued or underlying notes and warrants issued in the Company’s December 2006 and January 2007 private placements within an agreed period. If the Company fails to satisfy these deadlines, the Company is obligated to pay the investors liquidated damages in cash equal to two percent (2%) of the investors’ initial investment in the Company, up to 20% of such investment in aggregate. As of December 31, 2007, the registration statement had not been filed. In view of the provision for liquidated damages, and the likelihood that the Company would have to pay the liquidated damages in full, the Company has recognized approximately $1.45 million as of December 31, 2007, as a liability for such liquidated damage payments.

Effective December 31, 2007, the Company issued Conversion Notes (see Note 11) in the principal amount of $1.127 million. The Conversion Notes were issued pursuant to a settlement agreement. Pursuant to the settlement agreement, the participating investors, who constituted a majority of the holders of the Company’s outstanding convertible notes and warrants issued in the December 2006 private placement, also waived any anti-dilution adjustments to such securities arising from the issuance of the Conversion Note. The Company and the participating investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement registering the shares of common stock issuable upon conversion of the Conversion Notes, by the ninetieth (90th) day following the earlier of (i) the date upon which the Company satisfies all obligations to file registration statements pursuant to the 2007 Registration Rights Agreement, or (ii) the date upon which all of the securities registrable pursuant to the 2007 Registration Rights Agreement are eligible for resale pursuant to Rule 144. As of June 30, 2008, the Company had not filed the registration statement. There are no liquidated damages or penalties associated with these registration rights.

Those investors who are not parties to the Settlement Agreement retained their right to cash payment for the liquidated damages owed to them by the Company through December 31, 2007, and all investors in the Placements retained their right to cash payment on any additional liquidated damages accruing and owed from January 1, 2008 forward pursuant to the 2007 Registration Rights Agreement. As of June 30, 2008, out of the US$1,450,600 liquidated damages due, the investors received $1,127,000 in convertible notes, and retain the right to an aggregate cash payment of $323,600.

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

Overview

Through our subsidiary we engage in the research, development, manufacture, marketing and servicing of auto electronic products, with an emphasis on automotive safety and security systems. Our current products are related to automotive security and operational safety, including a variety of electronic vehicle alarm systems, tire pressure monitoring systems, and reverse sensor systems, which we sell to automotive manufacturers and to after-market parts wholesalers and retailers.

In response to the market opportunities in China and the global automotive components industry trends, our primary goal is to continue developing leading edge technology, focus that technology to produce distinctive market-leading products with sustainable margins that appeal to both Chinese and foreign automotive manufacturers and to purchasers in the aftermarket, while maintaining efficient production and a low cost structure. Our research and development strategy relies primarily on internal innovation and development, supplemented with collaboration with academic and research institutions and acquisition of targeted technical solutions. We actively track research developmental trends in automotive electronic products and government regulations regarding vehicle safety and environmental standards, and continually seek to both improve and perfect existing products and develop new ones in accelerated product development cycles. In addition, we seek to recruit and retain highly qualified Chinese and foreign technical personnel, by maintaining positive working conditions, providing competitive benefits and a relaxed corporate culture. We promote our internal philosophy of mutual growth to our technical staff and award various incentives for positive research and development results. Our ability to grow is dependent upon our ability to develop products that are based on the state-of-the-art technology and sell them at a reasonable cost. If we are not able to have access to the latest available technology, we may be unable to develop our business.

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

We have no long-term contracts with suppliers. The price at which we purchase raw materials is affected by the international market for these materials. We may incur costs in purchasing raw materials that we may not be able to recover from our customers, which would have a negative impact on our margins.

Recent Events

Since July 2008, we have been affected by both a decline in the market for our main, car alarm products resulting is significant decline in the prices of our products. The market for our product has been affected by the appreciation of the RMB against the US dollar. Further, our costs of both labor and raw materials are increasing. Our ability to obtain financing is impaired as a result of government control on the Chinese banking industry. These factors have severely affected our business. If we are unable to adjust to the new market conditions, we may be unable to continue in business.

We are seeking to address these problems and achieve further growth by increasing our ongoing investment in research and development, increasing the sales of our TPMSs and digital parking reverse sensor systems, continuing to develop our marketing network, implementing stricter and more efficient quality controls, and increasing investment in our production management system, and also to tighten controls on operating expenditures and cut out non- necessary expenses. We expect our future capital requirements to be approximately $3 million during the 2008 fiscal year. We plan to meet our funding needs through a combination of debt and equity financing, including, but not limited to, our previously completed and announced private placements, the proceeds of which are being used as working capital. However, we have no agreements, either formal or informal, with respect to any private placement financings. The price of our stock, our failure to register securities which we sold in prior private placements and the large number of outstanding warrants may influence our ability to obtain financing now. In the event that we are not able to obtain bank or private equity financing, it will have impair our ability to grow, and, if we are unable to expand our business we may be unable to continue in business.

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

Income Taxes. LTS has preferential tax concessions as a high-tech enterprise. Pursuant to the Regulation of Tax Policy of Enterprises of Shenzhen Municipal Special Administrative Economy District as issued by the Shenzhen municipal government, the Shenzhen Regional Tax Bureau recognized and approved LTS’s status as a new high technology enterprise and granted LTS a 100% reduction in our income tax liability for our first two profitable years after 2003 and a 50% reduction in our income tax liability for three years from our third profitable year. As the corporate income tax rate in Shenzhen, China is 15%, LTS’s effective income tax rate for the 2005 through 2007 fiscal years is 7.5%, reflecting a 50% reduction. The effective corporate income tax rate for 2008 is 15%.

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

Results of Operations

Six months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the six months ended June 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Six Months Ended June 30,
	2008		2007
Sales	$19,080	98.0%	$13,119	93.5%
Assembling and reprocessing revenue	339	2.0%	908	6.5%
Total revenues	19,419	100.0%	14,027	100.0%
Cost of sales	14,250	73.4%	9,597	68.4%
Gross profit	5,169	26.6%	4,430	31.6%
Selling	1,204	6.2%	1,837	13.1%
General and administrative	1,309	6.7%	2,210	15.8%
Research and development	758	3.9%	142	1.0%
Income (loss) from operations	1,898	9.8%	242	1.7%
Other income	25	0.1%	-	-
Interest income	14	0.1%	19	0.1%
Interest expense	(381)	(0.2)%	(238)	(1.7)%
Registration rights penalty	-	-	(1,451)	(10.3)%
Income (loss) before income taxes	1,556	8.0%	(1,402)	(10)%
Provision for income taxes	413	2.1%	77	0.5%
Net income (loss)	1,143	5.9%	(1,479)	(10.5)%
Other comprehensive income
Foreign currency translation adjustment	905	4.7%	207	1.5%
Comprehensive income (loss)	2,048	10.5%	(1,272)	(9.0)%

Revenue. Our sales for the six months ended June 30, 2008 totaled $19.1 million, an increase of 46% compared with our sales revenue of $13.1 million for the six months ended June 30, 2007.

The following table sets forth information of sales revenue analyses for the six months ended June 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands)

	Six Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
Two- way interactive visual car alarm System	$13,435	70.4%	$7,516	57.3%
Other car alarm system	2,381	12.5%	3,097	23.6%
Tire Pressure Monitoring System	2,395	12.5%	2,008	15.3%
Parking sensor systems	869	4.6%	498	3.8%

Total sales revenue	$19,080	100.0%	$13,119	100.0%

Sales of two-way interactive visual car alarm system increased as the product became more popular within the Chinese and external aftermarket. Sales to distributors for export totaled $4.0 million for the six months ended June 30, 2008, or 21% of our revenue from product sales during the period, representing an increase of $0.7 million or 21.2% from $3.3 million generated by such sales for the six months ended June 30, 2007. Sales within the Chinese aftermarket and to OEMs totaled $15.1million, or 79%, of our total product sales for the six months ended June 30, 2008, an increase of $5.3 million, or 54%, from $9.8 million in the six months ended June 30, 2007.

During the six months ended June 30, 2008, we generated $339,000 in revenue from subcontracting activities, a decrease of $569,000 or 62.7% from $908,000 generated from subcontracting activities generated during the six months ended June 30, 2007. The subcontracting revenue generated during the six months ended June 30, 2008 related to semi-manufactured goods.

Gross Margin. During the six months ended June 30, 2008, our cost of goods sold totaled $14.2 million, an increase of 48% compared with our cost of goods sold of $9.6 million for the six months ended June 30, 2007. The percentage increase was higher than the percentage increase in our revenue. Our gross margin on product sales and subcontracting activities decreased from 31.6% for the six months ended June 30, 2007 to 26.6% for the six months ended June 30, 2008. These decreases have primarily resulted from certain changes in our materials purchase marketing and products offerings, in particular from the rising in price on raw materials as well, which we were not able to recover through higher prices.

Operating Expenses. During the six months ended June 30, 2008, operating expenses totaled $3.3 million, as compared to $4.2 million during the six months ended June 30, 2007, a decrease of 21.4%. Our general and administrative expenses for the six months ended June 30, 2008 were $1.3million, a decrease of 41% from $2.2 million for the six months ended June 30, 2007. The decrease was mainly caused by a decrease in professional fees and the results of our efforts to controls our general and administrative expenses. Selling expenses decreased from $1.8 million for the six months ended June 30, 2007 to $1.2 million for the six months ended June 30, 2008. This decrease, which is reflected in the first quarter, was primarily caused by our efforts to tighten controls on our operating costs and cut out non-necessary expenses. During the six months ended June 30, 2008, our research and development expenses for the six months ended June 30, 2008 totaled $758,000, an increase of $332,000 or 4.3 times the research and development expenses of $142,000 in the six months ended June 30, 2007. We spent approximately $681,000 for the six months ended June 30, 2008 on GPRS mobile and CAN-BUS car alarm application technologies.

Interest Expense. For the six months ended June 30, 2008, our interest expense totaled $381,000, as compared to interest expense of $238,000 in the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, we recorded amortization of debt discount of approximately $324,000 and $223,000 related to our convertible notes.

Income Tax Provision. For the six months ended June 30, 2008, we recorded $413,000 as compared to $77,000 for the six months ended June 30, 2007. Income tax expense increased $336,000 or 4.4 times as a result of our income tax rates from 7.5% last year up to 15% this year and an increase of our income before income tax. In 2007 we have a 50% tax holiday which reduced our tax rate from 15% to 7.5%. This tax holiday expired December 31, 2007. LTS enjoy preferential tax concessions as a high-tech enterprise, as a result we are currently paying taxes at 15%.

Net Income(loss). For the six months ended June 30, 2008, net income was $1,143,000, or $.04 per share (basic and diluted), as compared to net loss of $1,479,000, or ( $.05) per share (basic and diluted) for the six months ended June 30, 2007, an increase of $2.6 million or 177%.

Foreign Currency Translation Gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $905,000 for the six months ended June 30, 2008 as compared to $207,000 for the six months ended June 30, 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income (Loss). For the six months ended June 30, 2008, comprehensive income of approximately $2,048,000 is derived from the sum of our net income of approximately $1.143,000 add foreign currency translation gains of $905,000. For the six months ended June 30, 2007, comprehensive loss of approximately $1.272,000 is derived from the sum of our net loss of approximately $1.479,000 less foreign currency translation gains of $207,000.

Three months ended June 30, 2008 and 2007

The following table sets forth information from our statements of operations for the three months ended June 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
Sales	$10,094	98.5%	$6,962	93.0%
Assembling and reprocessing revenue	155	1.5%	523	7.0%
Total revenues	10,249	100.0%	7,485	100.0%
Cost of sales	7,550	73.7%	5,165	69.0%
Gross profit	2,699	26.3%	2,320	31.0%
Selling	662	6.4%	498	6.7%
General and administrative	557	5.4%	959	12.8%
Research and development	566	5.5%	76	1.0%
Income (loss) from operations	914	8.9%	787	10.5%
Other income	7	0.1%	(1)-	(0.0)%
Interest income	8	0.1%	17	0.2%
Interest expense	(198)	(0.2)%	(142)	(1.9)%
Registration rights penalty	-	-	(1,451)	(19.4)%
Income (loss) before income taxes	731	7.1%	(790)	(10.6)%
Provision for income taxes	215	2.1%	(7)	(0.1)%
Net income (loss)	516	5.0%	(783)	(10.5)%
Other comprehensive income
Foreign currency translation adjustment	368	3.6%	421	5.6%
Comprehensive income (loss)	884	8.6%	(362)	(4.8)%

Revenue. Our sales for the three months ended June 30, 2008 totaled $10.1 million, an increase of 44% compared with our sales revenue of $7.0 million for the three months ended June 30, 2007.

The following table sets forth information of sales revenue analyses for the three months ended June 30, 2008 and 2007, in dollars and as a percentage of revenue (dollars in thousands)

	Three Months Ended June 30,
	2008		2007
	Dollars	Percent	Dollars	Percent
Two- way interactive visual car alarm System	$6,942	68.8%	$3,965	56.9%
Other car alarm system	1,240	12.3%	1,796	25.8%
Tire Pressure Monitoring System	1,401	13.9%	945	13.6%
Parking sensor systems	511	5.0%	256	3.7%

Total sales revenue	$10,094	100.0%	$6,962	100.0%

Sales of two-way interactive visual car alarm system increased as the product became more popular within the Chinese and external aftermarket. Sales to distributors for export totaled $2.4 million for the three months ended June 30, 2008, or 24% of our revenue from product sales during the period, representing an increase of $0.6 million or 33% from $1.8 million generated by such sales for the three months ended June 30, 2007. Sales within the Chinese aftermarket and to OEMs totaled $7.7million, or 76%, of our total product sales for the three months ended June 30, 2008, an increase of $2.5 million, or 48%, from $5.2 million for the three months ended June 30, 2007.

During the three months ended June 30, 2008, we generated $155,000 in revenue from subcontracting activities, a decrease of $368,000 or 70.4% from $523,000 generated from subcontracting activities generated during the three months ended June 30, 2007. The subcontracting revenue generated during the three months ended June 30, 2008 related to semi-manufactured goods.

Gross Margin. During the three months ended June 30, 2008, our cost of goods sold totaled $7.5 million, an increase of 44% compared with our cost of goods sold of $5.2 million for the three months ended June 30, 2007. The percentage increase was higher than the percentage increase in our revenue. Our gross margin on product sales and subcontracting activities decreased from 31.0% for the three months ended June 30, 2007 to 26.3% for the three months ended June 30, 2008. These decreases have primarily resulted from certain changes in our materials purchase marketing and products offerings, in particular from the rising in price on raw materials as well, which we were not able to recover through higher prices.

Operating Expenses. During the three months ended June 30, 2008, operating expenses totaled $1.8 million, as compared to $1.5 million during the three months ended June 30, 2007, an increase of 20%. Our general and administrative expenses for the three months ended June 30, 2008 were $557,000, a decrease of 42% from $959,000 for the three months ended June 30, 2007. The decrease was mainly caused by a decrease in professional fees and the results of our efforts to tighten controls on our operating expenses. Selling expenses increased from $498,000 for the three months ended June 30, 2007 to $662,000 for the three months ended June 30, 2008. This increase results from the additional selling effort which generated the increase of revenues. During the three months ended June 30, 2008, our research and development expenses totaled $566,000, an increase of $490,000 or 6.4 times from $76,000 for the three months ended June 30, 2007. We spent approximately $542,000 for the three months ended June 30, 2008 on GPRS mobile and CAN-BUS car alarm application technologies.

Interest Expense. For the three months ended June 30, 2008, our interest expense totaled $198,000, as compared to interest expense of $143,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007, we recorded amortization of debt discount of approximately $162,000 and $134,000 related to our convertible notes.

Income Tax Provision. For the three months ended June 30, 2008, we recorded $215,000 as compared to $(7,000) for the three months ended June 30, 2007. Income tax expense increased $222,000 as a result of an increase in our income tax rates from 7.5% last year to 15% this year and an increase of our income before income tax. In 2007 we had a 50% tax holiday which reduced our tax rate from 15% to 7.5%. This tax holiday expired December 31, 2007. LTS is taxed as a high-tech enterprise, with a current tax rate of 15%.

Net Income (loss). For the three months ended June 30, 2008, net income was $516,000, or $.02 per share (basic and diluted), as compared to net loss of $783,000, or ($.03) per share (basic and diluted) for the three months ended June 30, 2007, an increase of $1.3 million or 166%.

Foreign Currency Translation Gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non cash adjustment, we reported a foreign currency translation gain of $368,000 for the three months ended June 30, 2008 as compared to $421,000 for the three months ended June 30, 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive Income (Loss). For the three months ended June 30, 2008, comprehensive income of approximately $884,000 is derived from the sum of our net income of approximately $516,000 add foreign currency translation gains of $368,000. For the three months ended June 30, 2007, comprehensive loss of approximately $362,000 is derived from the sum of our net loss of approximately $783,000 less foreign currency translation gains of $421,000.

Liquidity and Capital Resources

As of June 30, 2008, we held $5.1 million in cash and cash equivalents as compared to $3.7 million at December 31, 2007. These funds are located in financial institutions in China. As of June 30, 2008, our current liabilities totaled $9.7 million, an increase from $8.0 million at December 31, 2007. Our working capital increased from $8.5 million as of December 31, 2007 to $9.7 million as of June 30, 2008.

Our net income of $1,143,000 for the six months ended June 30, 2008 reflects non-cash charges of $396,000 for depreciation and amortization and also non-cash discount on financial instruments of $343,000. Net cash provided by our operating activities totaled $355,000 for the six months ended June 30, 2008, as compared to net cash used in $367,000 during six months ended June 30, 2007, reflecting increased cash flow from operating activities due to the expansion of our production and sales capacities, notwithstanding an increase in accounts receivables and inventories. During the six months ended June 30, 2008, our accounts receivable turned over approximately 2.5 times, and our inventories turned over approximately 4.2 times. Management feels that these turn rates reflect a reasonable amount of time during which our liquid assets are tied up from the purchase of raw materials, through production to product sales and payment on accounts receivable.

For the six months ended June 30, 2008, our net cash used in investing activities totaled $123,294 as compared to $1,274,646 for the six months ended June 30, 2007. The investing activities in both periods related to purchase of equipment and related machinery.

For the six months ended June 30, 2008, net cash provided in financial activities amounted to $896,714 as compared to net cash provided by financing activities of $5,121,875 for the six months ended June 30, 2007. The decrease was primarily attributable to the receipt of cash from convertible debt of $5,353,000 on Jan 25, 2007 and in 2008 the only back financing was $1,418,000, which was offset by payments of bank loans in the amount of $497,000.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s results of operations, financial position or liquidity

In December 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We produce and sell approximately 80% our products in China. Thus, most of our revenues and operating results may be impacted by exchange rate fluctuations between RMB and US dollars. For the six months ended June 30, 2008, we have unrealized foreign currency translation gain of $905,000 because of the change in the exchange rate.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, we concluded that because of the significant deficiencies in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified significant deficiencies related to (i) the U.S. GAAP expertise of our internal accounting staff, (ii) our internal audit functions and, and (iii) a lack of segregation of duties within accounting functions.

Although we were a blank check shell company with reporting obligations prior to the completion of the exchange of shares whereby LIG became a wholly-owned subsidiary on December 29, 2006, our present business did not become subject to the reporting requirements of the Exchange Act until December 29, 2006.  Prior to December 29, 2006, the Company’s business was conducted as a private Chinese company, and its financial statements were prepared in accordance with PRC GAAP. Because of the accounting treatment of the reverse acquisition, our historical financial statements must be prepared in accordance with US GAAP. We began preparing to be in compliance with the internal control obligations, the year ending December 31, 2007. During 2006 our internal accounting staff was primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating affiliates and was not required to meet or apply U.S. GAAP requirements.  We addressed this condition by hiring of our chief financial officer who is familiar with U.S. GAAP and we engaged a U.S. certified public accountant to act as a consultant and help us to prepare our financial statements in accordance with U.S. GAAP and to and, under his supervision, we are implanting the related internal control procedures required of U.S. public companies, including providing training and assistance of our accounting staff in U.S. GAAP matters.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals.

We believe that the foregoing steps have significantly remediated the deficiencies previously reported, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and we are addressing the significant weaknesses in internal controls over financial reporting. Nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statement as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement of omission in any report we have filed with or submitted to the Commission.

Changes in Internal Controls over Financial Reporting

Except as described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5.  Other Information.

Effective January 15, 2008, Long-E Technology (Shenzhen) Co., Ltd. (“LTS”), a wholly-owned subsidiary of the Company, entered into a maximum credit volume loan agreement with the Bank of Communications, Shenzhen Huafu Branch (the “Bank of Communications”) for up to RMB20,000,000 (approximately US$2.9 million). Under the terms of the agreement, Borrower received a revolving line of credit from the Bank of Communications for a maximum loan amount of RMB20,000,000. Each loan can be drawn for up to 12 months or through July 15, 2009, whichever is earlier, and is subject to an interest rate of 10% plus the prime rate as set by the People’s Bank of China (the “Loan Interest Rate”).

As of June 30, 2008, LTS had drawn an RMB10,000,000 line of credit under the terms of the agreement. LTS’ receipt of the additional RMB10,000,000 line of credit is subject to the Bank of Communication’s approval and LTS’ satisfaction of certain conditions, including the achievement of at least US$7,500,000 pipe financing.

Pursuant to the agreement, penalty interest rates for the loans are set at 100% of the loan interest rate. LTS is also restricted from prepaying any loan under the agreement without the Bank of Communication’s written consent.

As an inducement for the Bank of Communications to enter into the maximum credit volume loan agreement, on January 16, 2008, the following individuals entered into agreements with the Bank of Communications to serve as guarantors of Long-E Shenzhen:

-	Bu Shengfu, Chairman and Chief Executive Officer
-	Chen Dong, former Director
-	Jin Yushan, former Director
-	Li Tianfu, Legal Representative of Long-E Shenzhen
-	Liu Jingyun, Chief Technical Officer
-	Xu Rujiang, former Director
-	Yin Zhongjun, Chief Engineer

Under the terms of the guarantee agreements, each guarantor shall timely pay to the Bank of Communications up to RMB20,000,000, in the event that LTS fails to timely pay any portion of the principal, related fees (including legal and litigation fees) or interest. Under the agreement, the Bank of Communications is also free to arrange the priority of any other liens which may influence the maximum credit volume loan agreement and demand the guarantor’s immediate performance.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
10.1	Maximum Credit Volume Loan Agreement, dated as of January 16, 2008, by and between Long-E Technology (Shenzhen) Co., Ltd. and the Bank of Communications, Shenzhen Huafu Branch.
10.2	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Bu Shengfu and the Bank of Communications, Shenzhen Huafu Branch.
10.3	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Chen Dong and the Bank of Communications, Shenzhen Huafu Branch.
10.4	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Jin Yushan and the Bank of Communications, Shenzhen Huafu Branch.
10.5	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Li Tianfu and the Bank of Communications, Shenzhen Huafu Branch.
10.6	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Liu Jingyun and the Bank of Communications, Shenzhen Huafu Branch.
10.7	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Xu Rujiang and the Bank of Communications, Shenzhen Huafu Branch.
10.8	Maximum Volume Guarantee Agreement, dated as of January 16, 2008, by and between Yin Zhongjun and the Bank of Communications, Shenzhen Huafu Branch.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

LONG-E INTERNATIONAL, INC.

August 19, 2008	/s/ Bu Shengfu
Bu Shengfu, President (Principal Executive Officer)

August 19, 2008	/s/ Liang Zhu
Liang Zhu, Chief Financial Officer (Principal Financial and Accounting Officer)